Form 10-Q
period 2010-06-30
Ciralight Global, Inc.
filed 2010-09-13
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION FROM __________ TO __________.

                         Commission File Number: 0-54036

                             CIRALIGHT GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                26-4549003
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

      670 E. Parkridge, Suite 112
              Corona, CA                                            92879
(Address of principal executive offices)                         (Zip code)

                                 (877) 520-5005
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 13, 2010, there were 11,312,446 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                             CIRALIGHT GLOBAL, INC.
                               Report on Form 10-Q

                       For the Quarter Ended June 30, 2010

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................3

         Balance Sheets as of June 30, 2010 (Unaudited) and
         December 31, 2009...................................................3

         Statements of  Operations  for the Three and Six Months
         Ended June 30, 2010, for the Three  Months Ended June 30, 2009
         and for the Period from February 26, 2009 (inception)
         to June 30, 2009 (Unaudited)........................................4

         Statements of Cash Flows for the Six Months Ended June 30, 2010
         and for the Period from February 26, 2009 (inception) to
         June 30, 2009 (Unaudited)...........................................5

         Notes to Unaudited Financial Statements as of June 30, 2010.........6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........30

Item 4.  Controls and Procedures............................................30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................33

Item 1A. Risk Factors.......................................................33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........33

Item 3.  Defaults Upon Senior Securities....................................33

Item 4.  Submission of Matters to a Vote of Security Holders................33

Item 5.  Other Information..................................................33

Item 6.  Exhibits...........................................................34

SIGNATURES..................................................................36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                               June 30,            December 31,
                                                                                2010                  2009
                                                                             -----------           -----------
                                                                             (Unaudited)
                                     ASSETS

Current assets:
  Cash & cash equivalents                                                    $    32,055           $   265,753
  Accounts receivable, net of allowance for bad debts
   of $32,364 and $0, respectively                                               267,810               300,547
  Notes receivable - related party                                                72,424                69,865
  Inventory                                                                      329,416               176,521
  Prepaid expenses and other current assets                                       38,994               135,391
                                                                             -----------           -----------

      Total current assets                                                       740,699               948,077
                                                                             -----------           -----------

Property and equipment, net                                                       14,008                20,337

Intangible assets, net                                                            29,692                30,523
                                                                             -----------           -----------

      Total assets                                                           $   784,399           $   998,937
                                                                             ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $   162,000           $    54,419
  Note payable - related party                                                    25,000                    --
  Convertible notes payable - related parties                                    333,473               324,927
  Other payables                                                                  31,496               202,847
                                                                             -----------           -----------

      Total current liabilities                                                  551,969               582,193
                                                                             -----------           -----------
Stockholders' equity
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding           1,000                 1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   11,312,446 and 10,368,000 shares issued and outstanding, respectively          11,312                10,368
  Additional paid-in capital                                                   1,462,133             1,225,665
  Accumulated deficit                                                         (1,242,015)             (820,289)
                                                                             -----------           -----------

      Total stockholders' equity                                                 232,430               416,744
                                                                             -----------           -----------

      Total liabilities and stockholders' equity                             $   784,399           $   998,937
                                                                             ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Three Months Ended         Six Months     February 26, 2009
                                                     June 30,                    Ended         (inception) to
                                         -------------------------------        June 30,          June 30,
                                             2010               2009              2010              2009
                                         ------------       ------------      ------------      ------------
Sales                                    $    122,557       $    209,419      $    408,993      $    209,419

Cost of goods sold                             56,812            166,188           224,162           166,188
                                         ------------       ------------      ------------      ------------

Gross profit                                   65,745             43,231           184,831            43,231
                                         ------------       ------------      ------------      ------------
Operating expenses
  Research and development expenses             9,729                 --            16,301                --
  Selling and marketing expenses               53,052              4,880            84,082             4,880
  General and administrative expenses         168,842             69,559           509,286           104,449
                                         ------------       ------------      ------------      ------------

      Total operating expenses                231,623             74,439           609,669           109,329
                                         ------------       ------------      ------------      ------------

Loss from operations                         (165,878)           (31,208)         (424,838)          (66,098)
                                         ------------       ------------      ------------      ------------
Other income
  Interest income                               1,950                 --             3,112                --
                                         ------------       ------------      ------------      ------------

      Total other income                        1,950                 --             3,112                --
                                         ------------       ------------      ------------      ------------

Net loss                                 $   (163,928)      $    (31,208)     $   (421,726)     $    (66,098)
                                         ============       ============      ============      ============

Basic and diluted loss per share         $      (0.01)      $      (0.02)     $      (0.04)     $      (0.04)
                                         ============       ============      ============      ============

Weighted average shares used in
 per share calculation                     11,312,446          1,674,102        11,239,395         1,674,102
                                         ============       ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six Months        February 26, 2009
                                                                                   Ended            (inception) to
                                                                                  June 30,             June 30,
                                                                                    2010                 2009
                                                                                 ----------           -----------
Cash flows from operating activities:
  Net Loss                                                                       $ (421,726)          $   (66,098)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for compensation and services                              178,111                    --
     Options issued for services                                                      1,301                    --
     Depreciation and amortization                                                    7,160                 5,415
     Contribution of rent from a related party                                        9,000                    --
  Changes in operating assets and liabilities
     Increase in inventory                                                         (152,895)             (117,449)
     Decrease (increase) in accounts receivable                                      32,737               (29,328)
     Decrease (increase) in prepayments and deposits                                 96,397               (61,810)
     Increase in note receivable accrued interest - related party                    (2,559)                   --
     Increase in accounts payable                                                   107,581                58,535
     Increase in convertible notes payable accrued interest - related parties         8,546                    --
     (Decrease) increase in other payables                                         (171,351)               28,880
                                                                                 ----------           -----------

Net cash used in operating activities                                              (316,698)             (181,855)
                                                                                 ----------           -----------
Cash flows from investing activities:
  Purchase of fixed assets                                                               --                (3,500)
                                                                                 ----------           -----------
Net cash used in investing activities                                                    --                (3,500)
                                                                                 ----------           -----------
Cash flows from financing activities:
  Cash from sale of common stock                                                     58,000               451,677
  Stock offering costs                                                                   --                (9,874)
  Proceeds from notes payable - related party                                        25,000                48,507
                                                                                 ----------           -----------

Net cash provided by financing activities                                            83,000               490,310
                                                                                 ----------           -----------

Net decrease in cash                                                               (233,698)              304,955

Cash, beginning of period                                                           265,753                    --
                                                                                 ----------           -----------

Cash, end of period                                                              $   32,055           $   304,955
                                                                                 ==========           ===========
Supplemental cash flow information:
  Interest paid                                                                  $       --           $        --
                                                                                 ==========           ===========
  Income taxes paid                                                              $       --           $        --
                                                                                 ==========           ===========
Non-cash investing and financing activities: none


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


1. Background and Basis of Presentation:

Ciralight Global, Inc. (the "Company") was incorporated in the State of Nevada on February 26, 2009. The Company is in the business of designing, developing, and distributing proprietary advanced day lighting systems for traditional non-residential markets that benefit from natural lighting.

In April 2009, we entered into an Exchange of Stock for Assets Agreement with Mr. George Adams, Sr. ("Adams Agreement") to acquire certain assets including, but not limited to, a U.S. patent, patent applications pending in Canada, Europe, Mexico and the United States, artwork, trademarks, equipment, furniture, databases, technical drawings, promotional materials, trade names and inventory parts and marketing rights related to the Suntracker One(TM) and Suntracker Two(TM) daylighting products previously owned and distributed by Ciralight, Inc., a Utah corporation, such assets having been foreclosed on by Mr. Adams, who was the secured creditor of Ciralight, Inc. Ciralight, Inc. is a predecessor to the Company, although we have no affiliation, contractual or otherwise, with Ciralight, Inc. or any of its employees, officers or directors.

Ciralight, Inc., the company whose assets were foreclosed on by Mr. Adams, was also in the business of designing, developing, and distributing proprietary advanced day lighting systems for traditional non-residential markets that benefit from natural lighting. Ciralight, Inc. ceased operations on March 14, 2009, following the foreclosure by Mr. Adams. Since the acquisition of the assets was through a foreclosure, the former company and its officers remain liable for the Ciralight Inc.'s debts and the Company has no financial responsibility for those debts. None of the employees or management of Ciralight Inc. are involved in the Company. The business operations of our Company are located in Corona, California and the Company operates with four employees; the Chief Executive Officer, the warehouse manager and two executive assistants.

In April 2009, we acquired all of the above described assets from Mr. Adams, except for the U.S. patent and the patent applications pending in Canada, Europe, Mexico and the United States, in exchange for 3,200,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. On December 15, 2009, we acquired the U.S. patent and patent applications pending in Canada, Europe, Mexico and the United States from Mr. Adams in exchange for the issuance by us of an additional 400,000 shares of our common stock and a convertible promissory note in the amount of $250,000. The note is convertible into shares of our common stock at a conversion rate of one share per $.25 of outstanding principal and interest. As a result of this transaction, Mr. Adams is our largest shareholder. Aside from our U.S. patent and our four pending patent applications, we have no other patent rights.

In order to provide working capital, Ciralight Global, Inc. sold common stock through a private placement that raised $1,300,000 with the sale of 5,200,000 shares at a price of $.25 per share from April 30, 2009 and January 15, 2010.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


2. Liquidity and Operations:

The Company had a net losses of $421,726 and $66,098 for the six month period ended June 30, 2010 and for the period from February 26, 2009 (inception) to June 30, 2009, respectively.

As of June 30, 2010, the Company had cash and cash equivalents of $32,055. In addition, the Company had accounts receivable of $267,810, inventory on hand at a cost valuation of $329,416, with a market valuation of over $675,000, all fully paid for, and accounts payable of $132,000.

3. Summary of Significant Accounting Policies:

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash accounts primarily with banks located in Utah. The total cash balances are insured by the FDIC up to $250,000 per bank. At times, the amount of the Company's cash and cash equivalent exceeds the balance insured by the FDIC.

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At March 31, 2010, management deemed that certain accounts receivable were questionable and a bad debt reserve was required. Our allowance for doubtful accounts was $32,364 at March 31, 2010 and at June 30, 2010.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At June 30, 2010 no reserve was required.

Property and Equipment - Property and equipment are stated at historical cost, which consists of the net book value of the assets carried on the prior company's books. Depreciation is computed over the estimated useful lives of the assets using the straight-line method generally over a 3- to 5-year period. Leasehold improvements will be amortized on the straight-line method over the life of the related lease. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations. Depreciation expense for property and equipment is recorded as either cost of goods sold or general and administrative expense, depending on the use of the assets.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


3. Summary of Significant Accounting Policies (continued)

Stock Offering Costs - During 2009 and the first quarter of 2010, the Company recorded the organizational costs associated with the private placement offering as additional paid in capital and expensed the costs associated with taking the company public.

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at June 30, 2010.

Shipping and Handling Costs - The Company includes shipping and handling costs that are billed to our customers in revenue and the actual costs incurred for shipping and handling are included in costs of goods sold in accordance with the provisions of FASB ASC 605-45-45-20. The related costs are considered necessary to complete the revenue cycle.

Revenue Recognition - The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, shipment has occurred, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.

Warranty Costs - Commencing April 1, 2009, the Company provided a five-year warranty covering the labor and materials associated with its installations. Effective September 1, 2009, the Company changed the coverage to ten years in the U.S. The Company's "advanced skylights" are warranted by the manufacturer for 10 years, generally. The Company (at its option) will repair, replace or give credit for the original purchase price on any of its products or parts. An accrual for a loss contingency has been made, since warranty expenses to date have been consistent and a reasonable estimate of future expenses can be made, in accordance with FASB ASC 460-10-50-8 (c).

Changes in the liability for product warranty were as follows:

                                                                    Product
                                                                    Warranty
                                                                    --------

Liability at December 31, 2009                                      $ 9,476
  Settlements made during the period                                 (5,368)
  Change in liability for warranties issued during the period         2,706
  Change in liability for preexisting warranties                      2,662
                                                                    -------

Liability at  June 30, 2010                                         $ 9,476
                                                                    =======

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amounts expensed for the six month period ended June 30, 2010 and for the period from February 26, 2009 (inception) to June 30, 2009 were $16,301 and $0, respectively.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


3. Summary of Significant Accounting Policies (continued)

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $84,082 and $4,880, respectively, for the six month period ended June 30, 2010 and for the period from February 26, 2009 (inception) to June 30, 2009.

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. As of June 30, 2010, accrued royalties of $22,020 are due to Mr. Adams related to our sale of 1,101 units.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $509,286 and $104,449, respectively for the six month period ended June 30, 2010 for the period from February 26, 2009 (inception) to June 30, 2009.

Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2010, one distributor had balances representing 30% or more of the Company's accounts receivable.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the Company's debt discount, and share-based compensation expense. Actual results could differ from these estimates.

Stock-Based Compensation - The Company accounts for stock-based compensation under the provisions of FASB ASC 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT"), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee's requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 505-10 and 50, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


3. Summary of Significant Accounting Policies: (continued)

has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

By recording employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification ("ASC") Topic 718 ("ASC 718") using the modified prospective transition method, and recording non-employee stock-based compensation expense in accordance with ASC Topic 505, the Company recognized stock compensation expense of $178,111 for the six months ended June 30, 2010.

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.

Convertible Notes Payable - The Company accounts for its convertible notes payable under the provisions of FASB ASC 470 (Staff Position No. APB 14-1 "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (including partial cash settlement"). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by FASB ASC 470-20-65-1 (paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants"). Additionally, FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740-10, 30 and 270, "Accounting for Uncertainty in Income Taxes." The
application of income tax law is inherently complex. As such, the Company is required to make certain assumptions and judgments regarding its income tax positions and the likelihood whether such tax positions would be sustained if challenged. Interest and penalties related to uncertain tax provisions are recorded as a component of the provision for income taxes. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the Company's assumptions and judgments can materially affect amounts recognized in the Company's consolidated balance sheets and statement of operations.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


4. Balance Sheet Information:

Cash and Cash Equivalents consisted of the following at June 30, 2010:

                Checking account                         $16,370
                Savings accounts                          15,099
                Petty cash                                   586
                                                         -------

                Total Cash and cash equivalents          $32,055
                                                         =======

Notes receivable - related party - As of June 30, 2010, the Company holds a note receivable from the prior President and Chief Executive Officer of the Company, Randall Letcavage, with an outstanding balance of $72,424 including accrued interest of $2,559. This note accrues interest at an annual rate of 8% from the effective date of January 15, 2010. Certain terms of this note receivable were amended and replaced on March 18, 2010, with the following terms: The Company was granted a security interest in and to 329,647 shares of Company common stock owned by Randall Letcavage as collateral for the repayment of the note receivable and the note receivable is due and payable on November 1, 2010.

Inventory consisted of the following at June 30, 2010:

                Finished units and components           $306,061
                Packaging crates and materials            23,355
                                                        --------

                Total Inventory                         $329,416
                                                        ========

Prepaid expenses and other current assets consist of the following at June 30, 2010:

                Purchase order prepaid deposits          $32,994
                Deposits on account                        6,000
                                                         -------

                Total Prepayments and deposits           $38,994
                                                         =======

Purchase order prepaid deposits represent the prepayment required under the agreements with several suppliers of our inventory components.

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows:

              Furniture and equipment                    $  7,950
              Vehicles                                      2,771
              Tooling costs                                22,983
              Convention display                            1,817
                                                         --------
              Property and equipment                       35,521

              Less Accumulated depreciation               (21,513)
                                                         --------

              Total Property and equipment, net          $ 14,008
                                                         ========

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


4. Balance Sheet Information: (continued)

Depreciation expense for the six month period ended June 30, 2010 was $6,330 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows:

               Patent and patent applications              $ 30,593
               Less Accumulated amortization                   (901)
                                                           --------

               Total Intangible assets, net                $ 29,692
                                                           ========

Amortization expense for the six month period ended June 30, 2010 was $831, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Convertible Notes Payable - Related Parties - As of June 30, 2010, the Company had Convertible Notes Payable - Related Parties consisting of the following:

      Note payable - George Adams, Sr                      $257,145
      Note payable - Terry Adams                             76,328
                                                           --------

      Total Convertible notes payable - related parties    $333,473
                                                           ========

CONVERTIBLE NOTES PAYABLE:

As of March 31, 2009, the Company had a loan payable to Mr. Feck, one of the Company's directors, in the amount of $35,629, relating to his payments of certain Company general and administrative expenses between March 13, 2009 and March 31, 2009. At September 30, 2009, the Company had a loan payable to Mr. Feck in the amount of $48,507, relating to his payments of certain Company expenses between March 13, 2009 and September 15, 2009. On October 1, 2009 the loan was converted into a convertible note, which was issued to Mr. Feck. On December 1, 2009, Mr. Feck elected to convert this note into 200,000 shares of our common stock.

As of June 30, 2010, the Company had two Convertible Notes Payable with related parties. On December 15, 2009, the Company secured the title to the one U.S. patent and patent applications pending in Canada, Europe, Mexico and the United States as provided in the Adams Agreement, described in Note 1, above. As required in the Adams Agreement, as amended, on December 15, 2009, the Company executed a Convertible Promissory Note in the amount of $250,000 to Mr. Adams and issued to Mr. Adams an additional 400,000 shares of common stock in consideration of Mr. Adams' transfer of ownership of the U.S. patent and the

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


4. Balance Sheet Information: (continued)

patent applications pending in Canada, Europe, Mexico and the United States to the Company. The $250,000 note with Mr. Adams bears interest at the prime rate plus 2%, is due on December 15, 2012 and Mr. Adams has the right to convert the principal amount of the note into shares of the Company's common stock at $.25 per share. The balance of the note, including accrued interest, at June 30, 2010 was $257,145. In addition, Terry Adams, the son of Mr. George Adams, Sr., loaned the Company $73,788 on November 5, 2009 in exchange for a Convertible Promissory Note for the amount loaned. The $73,788 note with Terry Adams bears interest at the prime rate plus 2%, is due on December 15, 2012 and Terry Adams has the right to convert the principal amount of the note into shares of the Company's common stock at $.25 per share. The balance of the note, including accrued interest, at June 30, 2010 was $76,328. Upon conversion of a note payable, the principal amount of the note would be converted into common stock shares of the Company at $.25 per share.

Note Payable - Related Party - As of June 30, 2010, the Company had a Note Payable - Related Party consisting of the following:

                Note payable - George Adams, Sr      $25,000
                                                     =======

As of June 30, 2010, the Company had one Note Payable with a related party. Mr. George Adams, Sr., loaned the Company $25,000 on June 30, 2010 in exchange for a Promissory Note for the amount loaned. The $25,000 note with Mr. Adams bears interest at the prime rate plus 2%, is a nine month note which becomes due on March 31, 2011 and is non-convertible. The balance of the note at June 30, 2010 was $25,000.

Other Payables - As of June 30, 2010, the Company had Other Payables consisting of the following:

                   Royalty fees payable              $22,020
                   Accrued warranty expense            9,476
                                                     -------

                   Total Other payables              $31,496
                                                     =======

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. As of June 30, 2010, accrued royalties of $22,020 are due to Mr. Adams related to our sale of 1,101 units.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


5. Stockholders' Equity:

COMMON STOCK:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 11,312,446 issued and outstanding common stock shares as of June 30, 2010. Details of the issued and outstanding common stock shares are shown below.

Common stock shares issued as of June 30, 2010 are as follows:

                                                                   Amount of
             Description                                         shares issued
             -----------                                         -------------

Stock issued for acquisition of assets                             3,600,000
Stock issued for legal services (founder's shares)                   240,000
Stock issued for consulting services (founder's shares)              240,000
Stock issued as compensation (founder's shares)                    1,120,000
Stock issued to private offering subscribers                       5,200,000
Stock issued for compensation and services rendered                  712,446
Stock issued for conversion of note payable                          200,000
                                                                  ----------

Total common stock shares issued                                  11,312,446
                                                                  ==========

On April 1, 2009, 3,200,000 shares of common stock were issued, at a value of $.09 per share, as a result of the Adams Agreement, described in Note 1, above. On April 1, 2009, 1,600,000 shares of common stock were issued as founder's shares, at a value of $.00 per share, for compensation expense and legal and consulting services rendered in the formation of the Company and for developmental work on our business plan. During the period from April 1, 2009 to December 31, 2009, 4,968,000 shares of common stock were issued, at a value of $.25 per share, resulting from sales of our stock through a Private Placement Offering. On December 1, 2009, 200,000 shares of common stock were issued, at a value of $.25 per share, resulting from the conversion of a $50,000 note payable, discussed in Note 8. In addition, also a result of the Adams Agreement, described in Notes 1 and 4, above, 400,000 shares of common stock were issued.

The assets acquired, as a result of the Adams Agreement, described in Notes 1 and 4, above, were in exchange for consideration of $354,200. The consideration consisted of 3,200,000 shares of common stock at $.09 per share equaling $288,000; 400,000 shares of common stock at $.25 per share equaling $100,000; 1,000,000 shares of preferred stock at par value equaling $1,000 and a note payable of $250,000. The assets acquired consisted of inventory, accounts receivable, property and equipment, a U.S. patent and patent applications pending in Canada, Europe, Mexico and the United States at a value of $274,076. The assets acquired were valued at their predecessor values, since George Adams was a related party of the predecessor company. Management recognized additional paid in capital for the difference of $80,124 between the predecessor value of the assets acquired and the value of the consideration paid, as additional acquisition costs, in order to properly recognize the predecessor cost of the assets involved and for other costs associated with this transaction.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


5. Stockholders' Equity: (continued)

During the six month period ended June 30, 2010, a total of 944,446 shares of common stock at $.25 per share were issued on January 15, 2010, consisting of 232,000 shares from sales of our stock through a Private Placement Offering, 352,941 shares as anti-dilution shares for compensation and services rendered and 359,505 shares for accrued compensation and bonus compensation.

PREFERRED STOCK:

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. Currently, we have 1,000,000 shares of preferred stock issued and outstanding. As part of the purchase contract for the acquisition of assets, we issued 1,000,000 shares of Series A Preferred Stock to the seller of those assets, Mr. George Adams, Sr. The Series A Preferred Stock has the following rights and preferences:

Shares Issued: 1,000,000 shares have been issued to George Adams, Sr. No other shares of preferred stock shall be issued by the Company that would grant the holder(s) equal or superior rights to the Series A Preferred Stock.

Voting Rights: As long as the holder of our Series A Preferred Stock owns all 1,000,000 shares of the Company's Series A Preferred Stock and at least 3,200,000 shares of the Company's common stock, such holder shall have the right to vote 51% of the total votes necessary for the election of directors and for any acquisition or merger transaction.

Redemption Rights: The Company will have the right to redeem shares of the Series A Preferred Stock by paying Mr. Adams $1.00 per share. Such redemption may occur any time the Company has money legally available for such redemption.

6. Stock Options and Warrants:

As of June 30, 2010, the Company had not issued any warrants.

In January 2010, we entered into a stock option agreement with an individual in recognition of his past activities in the development of the products manufactured by the Company. The individual has the option to purchase up to 75,900 shares of common stock at $.75 per share. The option expires the sooner of one year after the effective date of the Company's registration statement or five years from the date of the stock option agreement.

Stock options exercisable into an aggregate of 75,900 shares of the Company's common stock were outstanding on June 30, 2010, of which all were vested. No options were exercised during the six months ended June 30, 2010. The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure." Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: dividend yield of zero percent, expected volatility of 86.5%, risk-free interest rate of 0% and a remaining contractual life of between
1.0 and 5.7 years.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


6. Stock Options and Warrants: (continued)

The following table summarizes the activity of stock options for the six months ended June 30, 2010:

                                                                  Weighted
                                                 Number of        Average
                                                  Shares          Exercise
                                                Outstanding        Price
                                                -----------        -----

          Balance, December 31, 2009                  --          $   --
            Options granted                       75,900             .22
            Options exercised                         --              --
            Options forfeited or expired              --              --
                                                  ------          ------

          Balance,  June 30, 2010                 75,900          $  .22
                                                  ======          ======

The Company's stock is not yet trading nor does it have an extended history of stock prices or volatility, thus the Company utilized the volatility rates and average contractual life variables from another reporting company within the same industry sector in order to calculate the Black-Scholes pricing model. The weighted average fair value of options granted during the six months ended June 30, 2010 was $0.22 per option and there were no options exercised during the same period. The value recorded for the outstanding exercisable options at June 30, 2010 was $1,301.

7. Commitments and Contingencies:

Operating Leases -- The Company has not entered into any long term leases. The Company is currently leasing approximately 3,500 square feet of warehouse space in Corona, California, on a verbal month to month basis from one of our Directors, Frederick Feck. Commencing October 1, 2009, the Company paid $3,000 per month for the Corona, California warehouse space. For business office space, the Company has chosen to share space with iCapital to reduce its administrative cost by sharing costs, avoiding setup costs for phones, internet, furnishings, etc as well as office staffing. Commencing May 1, 2009, the Company paid $3,000 per month for the office space which is located in Irvine, California on a verbal month to month lease. Commencing April 1, 2010, we began renting an executive suite in Corona, California for $150 a month on a month to month basis and terminated the arrangement and rental payments for the executive offices in Irvine, California.

In February 2010, we entered into an eighteen month services agreement with a construction data company regarding Smart BIM; the construction and maintenance of databases relating to customers, sales leads and marketing strategies. As a result of the agreement, commencing April 1, 2010, we pay $1,140 per month for a period of eighteen months.

The Company, as of June 30, 2010 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


7. Commitments and Contingencies: (continued)

Prepaid Inventory - Our agreements with several of our inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of June 30, 2010, purchase order prepaid deposits totaled $32,994 with two of our major suppliers.

8. Related Party Transactions:

During fiscal 2009, the Company acquired assets through the Adams Agreement described in Note 1, above. Mr. Adams is considered a related party, since he was the largest secured creditor of Ciralight Inc., the company from which he acquired certain assets in foreclosure and subsequently sold the assets to the Company, and he is the largest shareholder in the Company. These assets were valued at their predecessor values. As described in Note 4 above, the Company borrowed money from Terry Adams, the son of Mr. George Adams, Sr., in exchange for a Convertible Promissory Note.

As described in Note 4, above, on June 30, 2010, the Company holds a note receivable from the prior President and Chief Executive Officer of the Company, Randall Letcavage.

As described in Note 7, above, the Company leases warehouse space from one of our directors, Frederick Feck.

In January 2010, the Company entered into a non-exclusive distributorship agreement with Globalight Energy Solutions LLC, which is partly owned by Smokey Robinson, the legendary entertainer, Randall Letcavage, our Chief Executive Officer, Jeffrey Brain, our Chief Financial Officer and Chief Operating Officer, and some other persons not associated with the Company. Smokey Robinson is the single largest shareholder in the distribution company and has agreed to assist the Company in promotions and media relations to promote the company products. Randall Letcavage and Jeff Brain have had a business relationship with Smokey Robinson and secured his participation in the distribution company to help promote products. The value of having an icon celebrity involved is countless dollars in potential free media and promotions and, therefore, it was deemed a valuable arrangement for the Company. The distribution company will be a minority certified company that can assist in securing certain contracts. The distribution company will be non-exclusive and operate under the same terms, conditions and pricing as the other distribution companies and, therefore, will not receive any beneficial or special treatment over our other dealers or distributors.

In January 2010, we entered into a nonexclusive distributorship agreement with Chaparral Green Energy Solutions, LLC, an entity in which our securities attorney, David E. Wise, Esq., owns a 50% equity interest. This non-exclusive dealer agreement with the Company is to sell products in Texas and is on the same terms, conditions and pricing as other dealer agreements. Thus, Mr. Wise's company will not receive any beneficial or special treatment over our other dealers or distributors.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


8. Related Party Transactions: (continued)

The terms and conditions of the dealer agreement with Chaparral Green Energy Solutions, LLC and the distributorship agreement with Globalight Energy
Solutions, LLC are the same as for the other dealer and distributorship agreements. Therefore, these two agreements do not contain preferential or more favorable terms or conditions than agreements with our other dealers or distributors, except for the fact that the Company did not require Globalight Energy Solutions, LLC to pay the standard distributorship fee of $15,000. In lieu of Globalight Energy Solutions, LLC paying the standard distributorship fee of $15,000, Smokey Robinson agreed to use his name, contacts and likeness to promote the Company products. Our board of directors believes that the value to the Company of Mr. Robinson's promotion of our products is greater than the $15,000 distributorship fee to the Company.

In January 2010, we also entered into nonexclusive dealer agreements with both Green Tech Design-Build, Inc., an entity located in Salt lake City, Utah, and Eco-Smart, Inc., an entity located in Sarasota, Florida. In addition, we entered into an exclusive international distribution agreement with Zeev Shimon & Sons, Ltd., an entity located in Petah-Tikva, Israel.

9. Share Based Compensation

In January 2010, 352,941 common stock shares at $.25 per share, with an aggregate value of $88,235, were issued as compensation and for services rendered in order to satisfy the anti-dilution rights. The Chief Executive Officer and Chief Financial Officer of the Company were each due $30,000 in aggregate compensation resulting from $3,000 per month accrued for each of them from March through December 2009. In addition, the Chief Financial Officer was due additional compensation of $29,876 for the period from February 26, 2009 (inception) to December 31, 2009. Our board of directors granted anti-dilution rights to Jeffrey Brain, iCapital Finance, Inc. (a company owned by Randall Letcavage, our former Chief Executive Officer, and his business partner, Rosemary Nguyen), Randall Letcavage and David E. Wise, our securities counsel. These anti-dilution rights entitled Jeffrey Brain, iCapital Finance, Inc., Randall Letcavage and David E. Wise to acquire additional shares of our common stock at $.25 per share in order to maintain their original percentage ownership in the our common stock. The rights entitled the holders to acquire additional shares as a result of the private offering conducted by the Company. The anti-dilution rights agreement entitled the holders to acquire their additional shares prior to March 31, 2010, at the same share price of $.25 that subscribers were purchasing stock for in the private offering. The holders exercised their rights during December 2009.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


10. Income Taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2009, the Company had net operating loss carryforwards of approximately $630,000 that may be offset against future taxable income from the year 2010 through 2029. No tax benefit has been reported in the June 30, 2010 or December 31, 2009 consolidated financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

11. Legal Matters:

On October 15, 2009, we filed a lawsuit in the Superior Court of the State of California for the County of Orange, Central Justice Center (Case No. 30-2009, 00314998) ("Complaint") against Jacque Stevens, Rex Miller, A-1 Daylighting, Consultech, Daylight Specialist and DOES 1-25. The Complaint includes five causes of action by us against the defendants: Tortious Interference with Contract, Commercial Disparagement, Conspiracy, Breach of Contract, Unfair Business Practices and Libel. The Complaint alleges that we entered into a nondisclosure agreement as part of an agreement to work toward completing a joint venture/private label of our solar lighting systems with Firestone Building Products and that defendants attempted to interfere with our business relationship with Firestone Building Products by disparaging our products (misrepresentations regarding prior sales, installations and quality of service and that we provided or substituted defective or improper parts in our products). We are seeking general, special and punitive or exemplary damages and injunctive relief against the defendants.

While some of the defendants have answered the Complaint, none of them has filed a counterclaim against us in this case. We are in settlement negotiations with various defendants in this case. We do not believe we have any legal exposure in this case.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2010
                                   (Unaudited)


12. Change in Officers and Directors:

On March 18, 2010, Randall Letcavage resigned as Chief Executive Officer, President and a director of the Company in order to continue and concentrate on his other businesses.

On March 19, 2010, a majority of Company directors resolved to accept Randall Letcavage's resignation as of March 18, 2010, appointed Jeffrey Brain to serve as the Company's Chief Executive Officer and President in addition to his existing positions of Chief Operating officer and Chief Financial Officer and appointed Terry Adams a member of the Board of Directors of the Company at such time as the Company obtains Director and Officer liability insurance. As of September 10, 2010, Terry Adams is not a Director, since the insurance coverage has not been obtained

13. Subsequent Events:

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On July 29, 2010, the Company's Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission.

During July and August of 2010,  the Company has entered  into  numerous  Dealer
Agreements  with  authorized  dealers  regarding  the  sale,   installation  and
servicing of its products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     CAUTIONARY FORWARD - LOOKING STATEMENT

     The following discussion should be read in conjunction with our financial statements and related notes.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 (UNAUDITED), THE THREE MONTH PERIOD JUNE 30, 2009 (UNAUDITED) AND THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO JUNE 30, 2010 (UNAUDITED), SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

OVERVIEW

     We are a manufacturer and wholesaler of "advanced skylights" for use in warehouses, schools, retail stores, airports, military installations and residential buildings. We develop, market and sell the Suntracker One(TM) and Suntracker Two(TM) units and we are currently marketing our advanced daylighting system under the name Smart Skylight(TM).

     We were incorporated in the state of Nevada on February 26, 2009, under the name "Ciralight West, Inc." On March 13, 2009, we changed our name to "Ciralight Global, Inc." In April 2009, we entered into an Exchange of Stock for Assets Agreement with Mr. George Adams, Sr. to acquire certain assets including, but not limited to, a United States patent, patent applications pending in Canada, Europe, Mexico and the United States, artwork, trademarks, equipment, furniture, databases, technical drawings, promotional materials, trade names and inventory parts and marketing rights related to the Suntracker One(TM) and Suntracker

Two(TM) daylighting products previously owned and distributed by Ciralight, Inc., a Utah corporation, such assets having been foreclosed on by Mr. Adams, who was the secured creditor of Ciralight, Inc. We did not acquire any equity securities, debts, liabilities or financial obligations of Ciralight, Inc., the Prior Company. Ciralight, Inc. is a predecessor to Ciralight Global, Inc., although we have no affiliation, contractual or otherwise, with Ciralight, Inc. or any of its employees, officers or directors. Ciralight, Inc. ceased operations on January 27, 2009.

     In April 2009, we acquired all of the above described assets from Mr. Adams, except for the United States patent and the patent applications pending in Canada, Europe, Mexico and the United States, in exchange for 3,200,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. In December 2009, we acquired the United States patent and the patent applications pending in Canada, Europe, Mexico and the United States from Mr. Adams in exchange for the issuance by us of an additional 400,000 shares of our common stock and a convertible promissory note in the amount of $250,000. The promissory note we issued to Mr. Adams is convertible into shares of our common stock at a conversion rate of one share per $.25 of outstanding principal and interest. As a result of this transaction, Mr. Adams is our largest shareholder and has voting control over us.

     As described in the above paragraphs, Ciralight, Inc. is a predecessor to Ciralight Global, Inc., since the major portion of the business and assets of Ciralight, Inc. were acquired by Ciralight Global, Inc. in a series of related successions in each of which the acquiring person or entity acquired the major portion of the business and assets of Ciralight, Inc.

     In order to raise working capital, we commenced a Private Placement Offering in the amount of $800,000 in April 2009. Our common stock was offered at a fixed price of $.25 per share. We raised the $800,000 by mid October 2009 and the investors purchased a 40% stake in the company for a total of 3,200,000 shares.

     In October 2009, the Company elected to extend the private offering in order to raise an additional $500,000 in working capital by offering 2,000,000 additional shares at $.25 per share. We raised the additional $500,000 by mid January 2010, at which time the offering was closed.

RISKS, UNCERTAINTIES AND TRENDS RELATING TO THE COMPANY AND INDUSTRY

     The industrial lighting industry is intensely competitive. We have numerous competitors in the United States and elsewhere. Several of these competitors have already successfully marketed and commercialized products that compete with our products. Our success is dependent up our ability to effectively and profitably produce, market and sell our products. Our business strategy and success is dependent on the skills and knowledge of our management team and consultants. The marketability and profitability of our products is subject to unknown economic conditions, which could significantly impact our business, financial condition, the marketability of our products and our profitability. We are vulnerable to the current economic crisis which may negatively affect our profitability. Our success depends, in part, on the quality of our products.

     Our Smart Skylight(TM) products provide natural daylighting that is a key component in many current construction and existing structures. Smart Skylights(TM) are maintenance free, powered by the sun and completely self-contained. We are currently marketing our Smart Skylight(TM) products to warehouse owners, roofing companies, shopping centers, schools and military installations in the United States. We are working on establishing sales in Canada, Mexico and overseas. The market for advanced skylights is growing year over year due to pressures on building owners, tenants, schools and government agencies to reduce energy consumption and expense. The "green" movement, carbon footprint ideology and other environmental initiatives should provide increased growth in our market segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our management's discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     While our significant accounting policies are more fully described in Note 3 to our financial statements, we believe that the following accounting policies are the most critical to aid the reader in fully understanding and evaluating this discussion and analysis:

     BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the Three and Six Month Periods Ended June 30, 2010 (Unaudited), the Three Month Period Ended June 30, 2009 (Unaudited) and for the Period from February 26, 2009 (inception) to June 30, 2009 (Unaudited), have been reflected herein.

     INVENTORIES - Inventories, consisting primarily of finished skylight units and parts for sale, are recorded using the average cost method. Inventory acquired from the prior company was booked at the historical cost of the prior company.

     REVENUE RECOGNITION - Revenue on our skylights and parts are recognized when the units or parts ship to the customer.

     EARNINGS PER SHARE - Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No. 128, "EARNINGS PER Share"). Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation under the provisions of FASB ASC 718 (Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENT"), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee's requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

     SHIPPING AND HANDLING COSTS - The Company includes shipping and handling costs that are billed to our customers in revenue and the actual costs incurred for shipping and handling are included in cost of goods sold in accordance with the provisions of FASB ASC 605-45-45-20. The related costs are considered necessary to complete the revenue cycle.

     WARRANTY COSTS - Commencing April 1, 2009, the Company provided a five-year warranty covering the labor and materials associated with its installations. Effective September 1, 2009, the Company changed the coverage to ten years in the U.S. The Company's "advanced skylights" are warranted by the manufacturer for 10 years, generally. The Company (at its option) will repair, replace or give credit for the original purchase price on any of its products or parts. An accrual for a loss contingency has been made, since warranty expenses to date have been consistent and a reasonable estimate of future expenses can be made, in accordance with FASB ASC 460-10-50-8 (c).

     COMPREHENSIVE INCOME (LOSS) - FASB ASC Topic 220 (Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME") establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued FASB ASC 805 (FAS No. 141(R), "BUSINESS COMBINATIONS" ("FAS 141(R)")), which requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB ASC 805 is prospectively effective to business combinations for which the acquisition is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of FASB ASC 805 on the Company's financial statements will be determined in part by the nature and timing of any future acquisitions completed.

     In March 2008, the Financial Accounting Standards Board ("FASB") issued FASB ASC 815-40 (SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133"). FASB ASC 815-40 requires enhanced disclosures about a company's derivative and hedging activities. ASC 815-40 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FASB ASC 815-40 did not have a material impact on results of operations, cash flows, or financial position.

     In April 2008, the FASB issued FASB ASC 350-30 (FASB Staff Position (FSP) FAS No. 142-3, "DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS"). FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30 (SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"). FASB ASC 350-30 must be applied prospectively to intangible assets acquired after the effective date. The Company applied the guidance of the FASB ASC 350-30 to intangible assets acquired after January 1, 2009. The Company's adoption of FASB ASC 350-30 did not have a material impact on its financial position, results of operations, or cash flows.

     In June 2008, the FASB ratified FASB ASC 815-40 (EITF Issue 07-5 (EITF 07-5), "DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK"). FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. On April 1, 2009, the Company adopted this pronouncement.

     In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 ("FSP 107-1 AND APB 28-1 INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS"), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position

     In May 2009, the FASB issued FASB ASC 470 (Staff Position No. APB 14-1 "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)"). FASB ASC 470 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by FASB ASC 470-20-65-1 (paragraph 12 of APB Opinion No. 14, "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS"). Additionally, FASB ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470 did not have an effect on our consolidated financial statements.

     In May 2009, the FASB issued FASB ASC 855 (SFAS No. 165, "SUBSEQUENT EVENTS"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on results of operations, cash flows, or financial position.

     In June 2009, the FASB issued FASB ASC 810 (SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)"). FASB ASC 810 applies to FASB ASC 105 entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. The Company does not anticipate the adoption of FASB ASC 810 to have a material impact on results of operations, cash flows, or financial position.

     In June 2009, the FASB issued FASB ASC 860 (SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140"). FASB ASC 860 applies to all entities and is effective for annual financial periods beginning after November 15, 2009 and for interim periods within those years. Earlier application is prohibited. A calendar year-end company must adopt this statement as of January 1, 2010. This statement retains many of the criteria of FASB ASC 860 (FASB 140, "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES") to determine whether a transfer of financial assets qualifies for sale accounting, but there are some significant changes as discussed in the statement. Its disclosure and measurement requirements apply to all transfers of financial assets occurring on or after the effective date. Its disclosure requirements, however, apply to transfers that occurred BOTH before and after the effective date. In addition, because FASB ASC 860 eliminates the consolidation exemption for Qualifying Special Purpose Entities, a company will have to analyze all existing QSPEs to determine whether they must be consolidated under FASB ASC 810. The Company does not anticipate the adoption of FASB ASC 860 to have a material impact on results of operations, cash flows, or financial position.

     In August 2009, the FASB issued ASU 2009-05, "MEASURING LIABILITIES AT FAIR VALUE." ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of FASB ASC 820, "FAIR VALUE MEASUREMENTS AND DISCLOSURES." ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance, October 1, 2009, for the Company. The Company does not anticipate the adoption of ASU 2009-05 to have a material impact on results of operations, cash flows, or financial position.

     In October 2009, the FASB ratified FASB ASC 605-25 (the EITF's final consensus on Issue 08-1, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES"). FASB ASC 605-25 is effective for fiscal years beginning on or after June 15,

2010. Earlier adoption is permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

     NET SALES. Net sales for the three months ended June 30, 2010 were $122,557 compared to net sales of $209,419 for the three months ended June 30, 2009. While raising capital and redesigning our products, we have accumulated a substantial amount of orders. These orders will begin to be shipped as we commence filling the back orders.

     Sales and demand for our products have been increasing each quarter. As a result of efficiencies implemented, our gross profit was $65,745 for the three months ended June 30, 2010 compared to $43,231 for the three months ended June 30, 2009.

     COST OF SALES. Cost of sales for the three months ended June 30, 2010 was $56,812 on net revenue of $122,557, representing 46%, and providing a gross profit of 54%. Cost of sales for the three months ended June 30, 2009 was $166,188 on net revenue of $209,419, representing 79%, and providing a gross profit of 21%.

     Cost of sales has decreased each quarter due to the changes implemented in the business operations. These included stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit for the three months ended June 30, 2010 was $65,745, providing a gross profit margin of 54%. Gross profit for the three months ended June 30, 2009 was $43,231, providing a gross profit margin of 21%.

     During 2009, in an effort to address issues experienced by customers that purchased product from the prior company, Ciralight, Inc., we sold replacement parts or parts that had been purchased, but never shipped to old customers, at our cost. Our gross profit increased, even though we sold product at cost in order to resolve past issues from the prior company. All of the open issues and problems reported by former customers have been resolved. With the elimination of resolution of past issues, continued product enhancements and refinements to our production process, we anticipate higher gross profit margins in the future.

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the three months ended June 30, 2010 and 2009, total operating expenses were $231,623 and $74,439, respectively. As a percentage of sales, operating expenses were approximately 189% for the three months ended June 30, 2010.

     Reduced operating expenses will result from a number of changes in the manner in which the business was operated. In 2009 our Company operated with only four employees and outsourced required additional services on an as needed basis. No employees from the prior company were employed or brought over to our Company. They were not part of the rights we acquired and this has created a culture of efficiency and accountability. We eliminated the practice of having consultants and sales people on retainers. Compensation is tied to work completed. We elected not to directly hire sales personnel and instead require that they work for third party dealers and distributors, thus reducing the overhead cost of carrying and supporting an extended staff.

     Additional expense reductions are attributable to our occupancy expenses. During the three months ended June 30, 2010, our occupancy expenses were $9,611 for our offices and warehouse.

     INCOME TAXES. For the three months ended June 30, 2010, management has decided not to record the tax benefit.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2010 AND THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO JUNE 30, 2009

     NET SALES. Net sales for the six month period ended June 30, 2010 were $408,993 compared to $209,419 for the period from February 26, 2009 (inception) to June 30, 2009.

     Low sales have been attributable to the transition time required for our Company to move, setup and commence the new operations, set up our sales force, as well as address former company customer, investor and supplier issues, raise our working capital, and a self-imposed 60 day period, during which we refrained from making new sales while product improvements were being completed. As a result of the efficiencies we implemented, our gross profit was $184,831 for the six month period ended June 30, 2010 compared to $43,231 for the period from February 26, 2009 (inception) to June 30, 2009.

     COST OF SALES. Cost of sales for the six month period ended June 30, 2010 was $224,162 on net revenue of $408,993, representing 55%, and providing a gross profit of 45% compared to the period from February 26, 2009 (inception) to June 30, 2009 in which cost of sales was $166,188 on net sales of $209,419, representing 79%, and providing a gross profit of 21%.

     Reducing cost of sales was achieved by implementing a number of changes in the business operations. These included stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit for the six month period ended June 30, 2010 was $184,831, providing a gross profit margin of 45% compared to gross profit for period from February 26, 2009 (inception) to June 30, 2009 of $43,231, providing a gross profit margin of 21%.

     During 2009 and 2010, in an effort to address issues experienced by customers that purchased product from the prior company, Ciralight, Inc., we sold replacement parts or parts that had been purchased, but never shipped to old customers, at our cost. Our gross profit increased, even though we sold product at cost in order to resolve past issues from the prior company. All of the open issues and problems reported by former customers have been resolved. With the elimination of resolution of past issues, continued product enhancements and refinements to our production process, we anticipate higher gross profit margins in the future.

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the six month period ended June 30, 2010, total operating expenses were $609,669; as a percentage of sales, operating expenses were approximately 149%. For the period from February 26, 2009 (inception) to June 30, 2009, total operating expenses were $109,329; as a percentage of sales, operating expenses were approximately 52%.

     Reduced operating expenses will result from a number of changes in the manner in which the business was operated. In 2009 our Company operated with only four employees and outsourced required additional services on an as needed basis. No employees from the prior company were employed or brought over to our Company. They were not part of the rights we acquired and this has created a culture of efficiency and accountability. We eliminated the practice of having consultants and sales people on retainers. Compensation is tied to work completed. We elected not to directly hire sales personnel and instead require that they work for third party dealers and distributors, thus reducing the overhead cost of carrying and supporting an extended staff.

     INCOME TAXES. For the six month period ended June 30, 2010, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010 and FOR THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO JUNE 30, 2009.

     Net cash used in operating activities was $316,698 and $181,855 for the six month period ended June 30, 2010 and for the period from February 26, 2009 (inception) to June 30, 2009, respectively. Net cash used in operating activities the six months ended June 30, 2010 was attributable primarily to an increase in inventory and decreases in other payables for the period. Net cash used in operating activities for the period from February 26, 2009 (inception) to June 30, 2009, was attributable to increases in inventory, accounts receivable and prepaid expenses.

     There was no net cash used in investing activities for the six month period ended June 30, 2010 and for the period from February 26, 2009 (inception) to June 30, 2009, net cash used in investing activities was $3,500 as a result of the acquistion of the business assets.

     Net cash provided by financing activities was $83,000 and $490,310 for the six month period ended June 30, 2010 and for the period from February 26, 2009 (inception) to June 30, 2009, respectively. Net cash provided by financing activities for both periods was attributable to sales of the Company's common stock through a private offering and from the issuance of related party notes.

MATERIAL IMPACT OF KNOWN EVENTS ON LIQUIDITY

     The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of June 30, 2010, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

     There are no other known events that are expected to have a material impact on our short-term or long-term liquidity.

CAPITAL RESOURCES

     We have financed our operations primarily through cash flows from operations and debt and equity financings. We commenced a private placement offering in the amount of $800,000 in April 2009. Our common stock was offered at a fixed price of $.25 per share. We raised the $800,000 by mid October 2009 and the investors purchased a 40% stake in the company for a total of 3,200,000 shares.

     In October 2009, the Company elected to extend the private offering in order to raise an additional $500,000 in working capital by offering 2,000,000 additional shares at $.25 per share. We raised the additional $500,000 by mid January 2010, at which time the offering was closed.

     We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for at least the next six months.

     While we would like to grow our business with our cash flow, a robust increase in orders for our products, delays in collection of our accounts receivable and/or the incurrance of unforeseen expenses would likely necessitate our engaging in a capital raising transaction in the third or fourth quarter of 2010.

     We may also seek to raise additional cash to fund future investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We currently do not have any binding commitments for, or readily available sources of, additional financing. Nor do we have any current plans to raise additional capital. However we reserve the right to raise additional capital in the future in which case the percentage ownership of our shareholders would be diluted. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

     We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

     The following table summarizes our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                           Payments Due by Period
                                                           ----------------------
                                                       Less than
                                            Total       1 year       1-3 Years   3-5 Years   5 years +
                                            -----       ------       ---------   ---------   ---------
Contractual Obligations:
  Notes payable                           $ 25,000     $ 25,000     $     --       $  --      $ --
  Principal Payments                       323,788           --      323,788          --        --
  Interest Payments (1)                     51,428       18,138       33,290          --        --
  Operating Leases                          37,800       37,800           --          --        --
  Services Agreement                        20,520       13,680        6,840
  Commitments to Purchase Inventory         65,645       65,645           --          --        --
                                          --------     --------     --------       -----      ----

      Totals:                             $524,181     $160,263     $363,918       $  --      $ --
                                          ========     ========     ========       =====      ====

----------
(1) The two notes payable are due on or before December 15, 2012, bear interest at the rate of Prime Rate (as quoted in the Wall Street Journal) plus 2% per annum and estimated interest payments are expected to be paid on a quarterly basis.

OFF-BALANCE SHEET ARRANGEMENTS

     We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders' equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Jeffrey S. Brain, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of June 30, 2010, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and again at June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of June 30, 2010, March 31, 2010 and December 31, 2009 during its assessment of our internal control over financial reporting as follows:

     1. We did not have adequate segregation of duties over certain areas of our financial reporting process.

     The internal control deficiency identified above will only be completely corrected if the company expands and has the capacity to adequately segregate the duties to mitigate risk in financial reporting. Expansion will depend mostly on the ability of management to begin operations and generate enough income to warrant growth in personnel.

     We did not have effective comprehensive entity-level internal controls specific to the structure of our board of directors and organization of critical committees. Due to our expected expansion, as disclosed in this Form 10-Q, without correcting this significant deficiency and ensuring that our board of directors has the proper oversight and committees are properly established, the control environment in subsequent years may not be effective.

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of June 30, 2010.

MANAGEMENT'S REMEDIATION INITIATIVES

     We are in the further process of evaluating our material and significant deficiencies. We have already begun to remediate many of the deficiencies. However, others will require additional people, including adding to our board of directors, which will take longer to remediate.

     In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

     1. Identify and retain one or two new directors for our board of directors including a member who is appropriately credentialed as a financial expert with a goal of having sufficient independent board of directors oversight;

     2. Ensure all entity level controls are applied at all levels of the organization and are scalable for acquisition or merge targets;

     3. Establish comprehensive formal general accounting policies and procedures and require directors or employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

     4. Make all directors or employees subject to our Code of Ethics (including those employees in acquisition targets) and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation; and,

     5.   Implement better segregation of duties given the size of our company.

     We believe that the above five initiatives had been at least partially, if not fully, implemented by June 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our 2010 financial statements. However, it is reasonably possible that, if not re-mediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

     In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and
(2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

     The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

     On July 29, 2010, the Company's Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission, thus we have not been required to include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's reports have not been subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its Annual Report.

(b)  Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2010, we did not make any changes in Internal Control over Financial Reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On October 15, 2009, we filed a lawsuit in the Superior Court of the State of California for the County of Orange, Central Justice Center (Case No.
30-2009, 00314998) ("Complaint") against Jacque Stevens, Rex Miller, A-1 Daylighting, Consultech, Daylight Specialist and DOES 1-25. The Complaint includes five causes of action by us against the defendants: Tortious Interference with Contract, Commercial Disparagement, Conspiracy, Breach of Contract, Unfair Business Practices and Libel. The Complaint alleges that we entered into a nondisclosure agreement as part of an agreement to work toward completing a joint venture/private label of our solar lighting systems with Firestone Building Products and that defendants attempted to interfere with our business relationship with Firestone Building Products by disparaging our products (misrepresentations regarding prior sales, installations and quality of service and that we provided or substituted defective or improper parts in our products). We are seeking general, special and punitive or exemplary damages and injunctive relief against the defendants.

     While some of the defendants have answered the Complaint, none of them has filed a counterclaim against us in this case. We do not believe we have any legal exposure in this case.

     The Company is not aware of any other threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

     Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company did not sell any equity securities during the quarter ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See Exhibit  Index below for  exhibits  required by Item 601 of  regulation
S-K.

                                  EXHIBIT INDEX

     List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit No.                        Description
-----------                        -----------

3(i).1* Articles of Incorporation of Ciralight West, Inc. filed February 26, 2009, with the Secretary of State of Nevada

3(i).2* Certificate of Amendment to the Articles of Incorporation filed on March 13, 2009, with the Secretary of State of Nevada (changing name to Ciralight Global, Inc.).

3(i).3* Certificate of Amendment to the Articles of Incorporation filed on April 22, 2009, with the Secretary of State of Nevada.

3(ii)*      By-Laws of Ciralight Global, Inc.

4.1* $250,000 Prime Rate Plus 2% Convertible Note Due 2012 payable to George Adams, Sr.

4.2* Certificate of Designation of Series A Preferred Stock filed on July 22, 2009, with the Secretary of State of Nevada

4.3*        Ciralight Global, Inc. Certificate of Common Stock (Specimen)

4.4* $48,507.29 Prime Rate Plus 2% Convertible Note Due 2012 payable to Frederick Feck

4.5* $73,788.00 Prime Rate Plus 2% Convertible Note Due 2012 payable to Terry Adams

4.6*        Stock Subscription Agreement (unsigned and undated prototype)

10.1* Exchange of Stock for Assets Agreement dated as of April 1, 2009, by and between Ciralight Global, Inc. and George Adams, Sr.

10.2* Amendment to Exchange of Stock for Assets Agreement by and between Ciralight Global, Inc. and George Adams, Sr. dated December 15, 2009.

10.3* Assignment of Issued United States Patent and Pending United States Patent Application dated December 17, 2009

10.4*       Domestic   Non-Exclusive  Dealer  Agreement  (undated  and  unsigned
            prototype)

10.5* Domestic Non-Exclusive Distribution Agreement (undated and unsigned prototype)

10.6* Domestic Non-Exclusive Dealer Agreement by and between Ciralight Global, Inc. and Globalight Energy Solutions, LLC dated as of December 1, 2009

10.7* Domestic Non-Exclusive Dealer Agreement by and between Ciralight Global, Inc. and Chaparral Green Energy Solutions, LLC dated as of January 1, 2010

10.8* Promissory Note in the principal amount of $69,865.00 dated January 15, 2010 from Randall Letcavage payable to Ciralight Global, Inc.

10.9* Assumption of the Financial Consulting Agreement - Memorandum of Understanding by and between Ciralight Global, Inc. and iCapital Finance, Inc. dated April 20,2009

10.10* Promissory Note and Security Agreement in the principal amount of $69,865 dated March 20, 2010 from Randall Letcavage payable to Ciralight Global, Inc. (in replacement of Promissory Note attached as Exhibit 10.8).

10.11* Domestic Non-Exclusive Dealer Agreement dated December 1, 2009, by and between Ciralight Global, Inc. and Green Tech Design-Build, Inc.

10.12* International Distribution Agreement dated January 15, 2010, by and between Ciralight Global, Inc. and ZEEV Shimon & Sons, Ltd.

10.13* International Dealership Agreement dated June 18, 2009, by and between Ciralight Global, Inc. and RSB Construction LTD.

10.14* Domestic Non-Exclusive Dealer Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and J-MACS Consulting, LLC.

10.15* Domestic Non-Exclusive Dealer Agreement dated April 15, 2010, by and between Ciralight Global, Inc. and The Energy Solutions Group Worldwide, LLC.

10.16* Domestic Non-Exclusive Dealer Agreement dated April 15, 2010, by and between Ciralight Global, Inc. and Kemper & Associates, Inc., d/b/a Total Roofing & Reconstruction.

10.17* Domestic Non-Exclusive Dealer Agreement dated December 1, 2009, by and between Ciralight Global, Inc. and Eco-Smart, Inc.

10.18* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.19* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.20* Material Terms and Conditions of Verbal Office Lease for Executive Offices in Irvine, California.

10.21*      Material   Terms  and   Conditions   of  Verbal   Office  Lease  for
            Warehouse/Offices in Corona, California

14*         Code of Business Conduct and Ethics

21*         Subsidiaries.

31.1**      Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**      Certification under Section 906 of Sarbanes-Oxley Act of 2002.


----------
* Exhibits incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-165638.
**   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CIRALIGHT GLOBAL, INC.


Date: September 13, 2010           /s/ Jeffrey S. Brain
                                   ---------------------------------------------
                                   Jeffrey S. Brain
                                   President, Chief Executive Officer and Chief
                                   Financial Officer (Principal Accounting,
                                   Executive and Financial Officer)