Form 10-Q
period 2010-09-30
Ciralight Global, Inc.
filed 2010-11-12
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2010, there were 12,886,854 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                             CIRALIGHT GLOBAL, INC.
                               Report on Form 10-Q

                    For the Quarter Ended September 30, 2010

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

         Balance Sheets as of September 30, 2010 (Unaudited) and
         December 31, 2009                                                    3

         Statements of Operations for the Three and Nine Months Ended
         September 30, 2010, for the Three Months Ended September 30,
         2009 and for the Period from February 26, 2009 (inception)
         to September 30, 2009 (Unaudited)                                    4

         Statements of Cash Flows for the Nine Months Ended
         September 30, 2010 and for the Period from February 26, 2009
         (inception) to September 30, 2009 (Unaudited)                        5

         Notes to Unaudited Financial Statements as of September 30, 2010     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          28

Item 4.  Controls and Procedures                                             28

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   31

Item 1A. Risk Factors                                                        31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         31

Item 3.  Defaults Upon Senior Securities                                     32

Item 4.  Submission of Matters to a Vote of Security Holders                 32

Item 5.  Other Information                                                   32

Item 6.  Exhibits                                                            32

SIGNATURES                                                                   35

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                              September 30,         December 31,
                                                                                  2010                  2009
                                                                              -----------           -----------
                                                                              (Unaudited)
                                     ASSETS

Current assets:
  Cash & cash equivalents                                                     $    48,570           $   265,753
  Accounts receivable                                                             149,633               300,547
  Notes receivable - related party                                                 73,821                69,865
  Inventory                                                                       240,385               176,521
  Prepaid expenses and other current assets                                        62,862               135,391
                                                                              -----------           -----------
      Total current assets                                                        575,271               948,077
                                                                              -----------           -----------

Property and equipment, net                                                        11,748                20,337

Intangible assets, net                                                             29,277                30,523
                                                                              -----------           -----------

      Total assets                                                            $   616,296           $   998,937
                                                                              ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $   176,983           $    54,419
  Advance payable - related party                                                  15,000                    --
  Bonus payable - related party                                                    25,860                    --
  Convertible notes payable - related party                                            --               324,927
  Convertible note payable                                                         25,148                    --
  Other payables                                                                    9,476               202,847
                                                                              -----------           -----------
      Total current liabilities                                                   252,467               582,193
                                                                              -----------           -----------
Stockholders' equity
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding            1,000                 1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   12,876,854 and 10,368,000 shares issued and outstanding, respectively           12,877                10,368
  Additional paid-in capital                                                    1,857,591             1,225,665
  Accumulated deficit                                                          (1,507,639)             (820,289)
                                                                              -----------           -----------
      Total stockholders' equity                                                  363,829               416,744
                                                                              -----------           -----------

      Total liabilities and stockholders' equity                              $   616,296           $   998,937
                                                                              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           For the Three Months Ended       Nine Months     February 26, 2009
                                                  September 30,                Ended         (inception) to
                                         ------------------------------     September 30,    September 30,
                                             2010              2009             2010              2009
                                         ------------      ------------     ------------      ------------
Sales                                    $    205,189      $    311,342     $    614,182      $    520,761

Cost of goods sold                            183,361           236,237          407,522           402,182
                                         ------------      ------------     ------------      ------------

Gross profit                                   21,828            75,105          206,660           118,579
                                         ------------      ------------     ------------      ------------
Operating expenses
  Research and development expenses            28,754             4,214           45,055             4,214
  Selling and marketing expenses               73,651            29,535          157,733            52,072
  General and administrative expenses         186,457           267,294          695,269           354,329
                                         ------------      ------------     ------------      ------------
      Total operating expenses                288,862           301,043          898,057           410,615
                                         ------------      ------------     ------------      ------------

Loss from operations                         (267,034)         (225,938)        (691,397)         (292,036)
                                         ------------      ------------     ------------      ------------
Other income
  Interest income                               1,410                36            4,047                36
                                         ------------      ------------     ------------      ------------

      Total other income                        1,410                36            4,047                36
                                         ------------      ------------     ------------      ------------

Provision for income taxes                         --                --               --                --
                                         ------------      ------------     ------------      ------------

Net loss                                 $   (265,624)     $   (225,902)    $   (687,350)     $   (292,000)
                                         ============      ============     ============      ============

Basic and diluted loss per share         $      (0.02)     $      (0.03)    $      (0.05)     $      (0.04)
                                         ============      ============     ============      ============
Weighted average shares used
 in per share calculation                  12,876,854         6,686,449       12,876,854         6,686,449
                                         ============      ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months       February 26, 2009
                                                                       Ended           (inception) to
                                                                    September 30,      September 30,
                                                                        2010                2009
                                                                      ---------           ---------
Cash flows from operating activities:
  Net Loss                                                            $(687,350)          $(292,000)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for compensation
     and services                                                       178,111               1,600
     Options issued for services                                          1,301                  --
     Depreciation and amortization                                        9,837              10,352
     Contribution of rent from a related party                            4,500                  --
     Bad debt expense                                                     6,909                  --
  Changes in operating assets and liabilities
     Increase in inventory                                              (63,864)            (56,484)
     Decrease (increase) in accounts receivable                         144,005            (181,369)
     Decrease (increase) in prepayments and deposits                     72,529            (139,148)
     Increase in note receivable - related party                         (3,956)                 --
     Increase in accounts payable                                       122,564               1,157
     Increase in interest payable                                        13,323                  --
     Increase in advances payable - related party                        15,000                  --
     Increase in bonus payable - related party                           25,860                  --
    (Decrease) increase in other payables                              (193,371)             85,807
                                                                      ---------           ---------
Net cash used in operating activities                                  (354,604)           (570,085)
                                                                      ---------           ---------
Cash flows from investing activities:
  Acquisition of business assets                                             --              (3,500)
                                                                      ---------           ---------
Net cash used in investing activities                                        --              (3,500)
                                                                      ---------           ---------
Cash flows from financing activities:
  Cash from sale of common stock                                         70,000             772,888
  Proceeds from note payable                                             75,000                  --
  Stock offering costs                                                   (7,579)             (9,873)
                                                                      ---------           ---------
Net cash provided by financing activities                               137,421             763,015
                                                                                          ---------
Net decrease in cash                                                   (217,183)            189,430

Cash, beginning of period                                               265,753                  --
                                                                      ---------           ---------

Cash, end of period                                                   $  48,570           $ 189,430
                                                                      =========           =========
Supplemental cash flow information:
  Interest paid                                                       $      --           $      --
                                                                      =========           =========
  Income taxes paid                                                   $      --           $      --
                                                                      =========           =========
Non-cash investing and financing activities
  Common stock issued for services                                    $ 178,111           $   1,600
                                                                      =========           =========
  Stock options issued for services                                   $   1,301           $      --
                                                                      =========           =========
  Debt and liabilities settled with common stock                      $ 388,102           $      --
                                                                      =========           =========
  Accrued interest expense added to principal amount of debt          $  14,461           $      --
                                                                      =========           =========


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


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

Ciralight, Inc., the company whose assets were foreclosed on by Mr. Adams, was also in the business of designing, developing, and distributing proprietary advanced day lighting systems for traditional non-residential markets that benefit from natural lighting. Ciralight, Inc. ceased operations on March 14, 2009, following the foreclosure by Mr. Adams. Since the acquisition of the assets was through a foreclosure, the former company and its officers remain liable for the Ciralight Inc.'s debts and the Company has no financial responsibility for those debts. None of the employees or management of Ciralight Inc. are involved in the Company. The business operations of our Company are located in Irvine, California and the Company operates with four employees, the Chief Executive Officer, the Chief Financial Officer / Chief Operations Officer, a warehouse manager and an executive assistant.

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

2. Liquidity and Operations:

The Company had net losses of $687,350 and $292,000 for the nine month period ended September 30, 2010 and for the period from February 26, 2009 (inception) to September 30, 2009, respectively.

As of September 30, 2010, the Company had cash and cash equivalents of $48,570. In addition, the Company had accounts receivable of approximately $149,000, inventory on hand at a cost valuation of approximately $240,000, with a market valuation of over $500,000, all fully paid for, and accounts payable of approximately $177,000.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


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

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At September 30, 2010, management deemed that all accounts receivable were fully collectible and that no bad debt reserve was required.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At September 30, 2010 no reserve was required.

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

Stock Offering Costs - During 2009 and the first and third quarters of 2010, the Company recorded the organizational costs associated with private placement offerings as additional paid in capital and expensed the costs associated with taking the company public.

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at September 30, 2010.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


3. Summary of Significant Accounting Policies: (continued)

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

Changes in the liability for product warranty were as follows:

                                                                        Product
                                                                       Warranty
                                                                       --------
Liability at December 31, 2009                                         $  9,476
 Settlements made during the period                                      (9,956)
 Change in liability for warranties issued during the period              4,508
 Change in liability for preexisting warranties                           5,448
                                                                       --------
Liability at  September 30, 2010                                       $  9,476
                                                                       ========

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amount expensed for the nine month period ended September 30, 2010 was $45,055.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $157,733 for the nine month period ended September 30, 2010.

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. As of September 30, 2010, accrued royalties in the amount of $25,860, related to our sale of 1,101 units, were awarded at the request of Mr. Adams to our President and CEO, Jeffrey Brain, for his dedication and hard work in making our company successful. At September 30, 2010, there is a bonus payable in the amount of $25,860 to Mr. Brain.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $695,269 for the nine month period ended September 30, 2010.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2010, one distributor had balances representing approximately 25% of the Company's accounts receivable.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


3. Summary of Significant Accounting Policies: (continued)

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

The Company measures compensation expense for its non-employee stock-based compensation under FASB ASC 505-10 and 50, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

By recording employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification ("ASC") Topic 718 ("ASC 718") using the modified prospective transition method, and recording non-employee stock-based compensation expense in accordance with ASC Topic 505, the Company recognized stock compensation expense of $178,111for the nine months ended September 30, 2010.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


4. Balance Sheet Information:

Cash and Cash Equivalents consisted of the following at September 30, 2010:

                Checking account                         $37,507
                Savings accounts                          10,663
                Petty cash                                   400
                                                         -------
                Total Cash and cash equivalents          $48,570
                                                         =======

Notes receivable - related party - As of September 30, 2010, the Company holds a note receivable from the prior President and Chief Executive Officer of the Company, Randall Letcavage, with an outstanding balance of $73,821, which includes accrued interest. This note accrues interest at an annual rate of 8% from the effective date of January 15, 2010. Certain terms of this note receivable were amended and replaced on March 18, 2010, with the following terms: The Company was granted a security interest in and to 329,647 shares of Company common stock owned by Randall Letcavage as collateral for the repayment of the note receivable and the note receivable is due and payable on November 1, 2010.

Inventory consisted of the following at September 30, 2010:

                Finished units and components            $217,030
                Packaging crates and materials             23,355
                                                         --------
                Total Inventory                          $240,385
                                                         ========

Prepaid expenses and other current assets consist of the following at September 30, 2010:

                Purchase order prepaid deposits          $56,862
                Deposits on account                        6,000
                                                         -------
                Total Prepayments and deposits           $62,862
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

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows:

                Furniture and equipment                  $  7,950
                Vehicles                                    2,771
                Tooling costs                              22,983
                Convention display                          1,817
                                                         --------
                Property and equipment                     35,521
                                                         --------
                Less Accumulated depreciation             (23,773)
                                                         --------
                Total Property and equipment, net        $ 11,748
                                                         ========

Depreciation expense for the nine month period ended September 30, 2010 was $8,590 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


4. Balance Sheet Information: (continued)

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows:

                Patent and patent applications           $ 30,593
                Less Accumulated amortization              (1,316)
                                                         --------
                Total Intangible assets, net             $ 29,277
                                                         ========

Amortization expense for the nine month period ended September 30, 2010 was $1,247, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Advance Payable - related party - As of September 30, 2010, the Company had an advance payable to Mr. Feck, one of the Company's directors, in the amount of $15,000, relating to his payment of certain Company retooling costs on July 7, 2010. The Company plans to repay Mr. Feck when the funds are available.

Bonus Payable - related party - As of September 30, 2010, accrued royalties in the amount of $25,860, related to our sale of 1,293 units, were awarded, at the request of Mr. Adams, to our President and CEO, Jeffrey Brain, for his dedication and hard work in making our company successful. At September 30, 2010, there is a bonus payable in the amount of $25,860 to Mr. Brain.

Convertible Note Payable - As of September 30, 2010, the Company had one Convertible Note Payable as shown below:

                Convertible note payable                 $ 25,148
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

As of June 30, 2010, the Company had two Convertible Notes Payable with related parties. On December 15, 2009, the Company secured the title to the one U.S. patent and patent applications pending in Canada, Europe, Mexico and the United States as provided in the Adams Agreement, described in Note 1, above. As required in the Adams Agreement, as amended, on December 15, 2009, the Company executed a Convertible Promissory Note in the amount of $250,000 to Mr. Adams and issued to Mr. Adams an additional 400,000 shares of common stock in consideration of Mr. Adams' transfer of ownership of the U.S. patent and the patent applications pending in Canada, Europe, Mexico and the United States to the Company. The $250,000 note with Mr. Adams bore interest at the prime rate plus 2%, was due on December 15, 2012 and Mr. Adams had the right to convert the principal amount of the note into shares of the Company's common stock at $.25 per share. During the quarter ending September 30, 2010, the Company executed two additional Convertible Promissory Notes, each in the amount of $25,000 with

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


4. Balance Sheet Information: (continued)

the same terms as the $250,000 note, to Mr. Adams. The balance of the notes, including accrued interest, was $310,806 on September 24, 2010 when Mr. Adams converted the balance of the notes into 1,243,224 shares of the Company's common stock, pursuant to the terms of the notes with a conversion value of $.25 per share. In addition, Terry Adams, the son of Mr. George Adams, Sr., loaned the Company $73,788 on November 5, 2009 in exchange for a Convertible Promissory Note for the amount loaned. The $73,788 note with Terry Adams bore interest at the prime rate plus 2%, was due on December 15, 2012 and Terry Adams had the right to convert the principal amount of the note into shares of the Company's common stock at $.25 per share. The balance of the note, including accrued interest, was $77,296 on September 24, 2010 when Terry Adams converted the balance of the note into 309,184 shares of the Company's common stock, pursuant to the terms of the note with a conversion value of $.25 per share

As of September 30, 2010, the Company had one Convertible Note Payable with Mr. David Iwata. On August 20, 2010, the Company executed a Convertible Promissory
Note in the amount of $25,000 to Mr. Iwata. The $25,000 note with Mr. Iwata bears interest at the prime rate plus 2%, is due on August 19, 2012 and Mr. Iwata has the right to convert the principal amount of the note into shares of the Company's common stock at $.50 per share. The balance of the convertible note at September 30, 2010 was $25,148, as shown above.

Other Payables - As of September 30, 2010, the Company had Other Payables consisting of the following:

                Accrued warranty expense                 $  9,476
                                                         ========

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. As of September 30, 2010, accrued royalties in the amount of $25,860, related to our sale of 1,293 units, were awarded, at the request of Mr. Adams, to our President and CEO, Jeffrey Brain, for his dedication and hard work in making our company successful. As stated above, at September 30, 2010, there is a bonus payable in the amount of $25,860 to Mr. Brain and no royalty fees payable.

5. Stockholders' Equity:

On July 29, 2010, the Company was deemed Effective by the Securities and Exchange Commission.

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 12,876,854 issued and outstanding common stock shares as of September 30, 2010. Details of the issued and outstanding common stock shares are shown below:

                                                                    Amount of
                     Description                                  shares issued
                     -----------                                  -------------
   Stock issued for acquisition of assets                           3,600,000
   Stock issued for legal services (founder's shares)                 240,000
   Stock issued for consulting services (founder's shares)            240,000
   Stock issued as compensation (founder's shares)                  1,120,000
   Stock issued to private offering subscribers                     5,212,000
   Stock issued for compensation and services rendered                712,446
   Stock issued for conversion of notes payable                     1,752,408

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


5. Stockholders' Equity (continued)

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

During the three month period ended March 31, 2010, a total of 944,446 shares of common stock at $.25 per share were issued on January 15, 2010, consisting of 232,000 shares from sales of our stock through a Private Placement Offering, 352,941 shares as anti-dilution shares for compensation and services rendered and 359,505 shares for accrued compensation and bonus compensation.

During the three month period ended September 30, 2010, a total of 1,564,408 shares of common stock were issued. On September 24, 2010, 1,552,408 shares of common stock were issued, at a value of $.25 per share, resulting from the conversion of an aggregate of $388,102 of convertible notes payable - related parties, discussed in Note 4. In addition, from August 9, 2010 through September 30, 2010, 12,000 shares of common stock were issued, at a value of $1.00 per share, resulting from sales of our stock through a Private Placement Offering.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


5. Stockholders' Equity: (continued)

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

6. Stock Options and Warrants:

As of September 30, 2010, the Company had not issued any warrants.

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

Stock options exercisable into an aggregate of 75,900 shares of the Company's common stock were outstanding on September 30, 2010, of which all were vested. No options were exercised during the nine months ended September 30, 2010. The Company estimates the fair value of its stock options on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the stock options issued: a dividend yield of zero percent, an expected volatility of 86.5%, a risk-free interest rate of 0% and a remaining contractual life of between 1.0 and 5.7 years.

      The following table summarizes the activity of stock options for the nine months ended September 30, 2010:
                                                                 Weighted
                                                Number of         Average
                                                 Shares          Exercise
                                               Outstanding         Price
                                               -----------         -----
          Balance, December 31, 2009                  --          $   --
            Options granted                       75,900             .22
            Options exercised                         --              --
            Options forfeited or expired              --              --
                                                  ------          ------
          Balance,  September 30, 2010            75,900          $  .22
                                                  ======          ======

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


6. Stock Options and Warrants: (continued)

The Company's stock is not yet trading nor does it have an extended history of stock prices or volatility, thus the Company utilized the volatility rates and average contractual life variables from another reporting company within the same industry sector in order to calculate the Black-Scholes pricing model. The weighted average fair value of options granted during the three months ended June 30, 2010 was $0.22 per option and there were no options exercised during the same period. The value recorded for the outstanding exercisable options at September 30, 2010 was $1,301.

7. Commitments and Contingencies:

Operating Leases -- The Company has not entered into any long term leases. The Company is currently leasing approximately 3,500 square feet of warehouse space in Corona, California, on a verbal month to month basis from one of our Directors, Frederick Feck. Commencing October 1, 2009, the Company paid $3,000 per month for the Corona, California warehouse space. For business office space, the Company has chosen to share space with iCapital to reduce its administrative cost by sharing costs, avoiding setup costs for phones, internet, furnishings, etc as well as office staffing. Commencing May 1, 2009, the Company paid $3,000 per month for the office space which is located in Irvine, California on a verbal month to month lease. Commencing April 1, 2010, we began renting an executive suite in Corona, California for $150 a month on a month to month basis and terminated the arrangement and rental payments for the executive offices in Irvine, California. Commencing January 1, 2010, a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The monthly rental expense of $500 per month is recorded as additional paid in capital on the Company's books.

In February 2010, we entered into an eighteen month services agreement with a construction data company regarding Smart BIM; the construction and maintenance of databases relating to customers, sales leads and marketing strategies. As a result of the agreement, commencing April 1, 2010, we pay $1,140 per month for a period of eighteen months.

The Company, as of September 30, 2010 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Our agreements with several of our inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of September 30, 2010, purchase order prepaid deposits totaled $56,862 with primarily four of our major suppliers.

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

As described in Note 4, above, on September 30, 2010, the Company holds a note receivable from the prior President and Chief Executive Officer of the Company, Randall Letcavage.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


8. Related Party Transactions: (continued)

As described in Note 7, above, the Company leases warehouse space from one of our directors, Frederick Feck and a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The Company has recorded contributed capital of $4,500 relating to the value of the use of the residence for the benefit of the Company.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


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

At December 31, 2009, the Company had net operating loss carryforwards of approximately $630,000 that may be offset against future taxable income from the year 2010 through 2029. No tax benefit has been reported in the September 30, 2010 or December 31, 2009 consolidated financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Financial Accounting Standards Board ("FASB") has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-like1y-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. At the adoption date of April 1, 2009, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

11. Legal Matters:

On October 15, 2009, we filed a lawsuit in the Superior Court of the State of California for the County of Orange, Central Justice Center (Case No. 30-2009, 00314998) ("Complaint") against Jacque Stevens, Rex Miller, Greg Schmalz, A-1 Daylighting, Consultech, Daylight Specialist and DOES 1-25. The Complaint includes five causes of action by us against the defendants: Tortious Interference with Contract, Commercial Disparagement, Conspiracy, Breach of Contract, Unfair Business Practices and Libel. The Complaint alleges that we entered into a nondisclosure agreement as part of an agreement to work toward completing a joint venture/private label of our solar lighting systems with Firestone Building Products and that defendants attempted to interfere with our business relationship with Firestone Building Products by disparaging our products (misrepresentations regarding prior sales, installations and quality of service and that we provided or substituted defective or improper parts in our products). We are seeking general, special and punitive or exemplary damages and injunctive relief against the defendants.

While some of the defendants have answered the Complaint, none of them has filed a counterclaim against us in this case. We are in settlement negotiations with various defendants in this case. We do not believe we have any legal exposure in this case.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2010
                                   (Unaudited)


11. Legal Matters: (continued)

On January 14, 2010, we were served with process in two lawsuits, which we deemed to frivolous. Both of these lawsuits was filed in the Superior Court of the State of California for the County of Orange, Central Justice Center (Case No. 30-2010, 00334139) ("Lawsuit A"). Lawsuit A is styled First Team Marketing and Communications vs. Ciralight Global, Inc., Ciralight, Inc. and DOES 1-25. Lawsuit A is a suit on an open book account in the amount of approximately $62,000. We believe that this suit should have been brought against Ciralight, Inc., a defunct corporation, with whom we have no affiliation or relationship. The second of these lawsuits (Case No. 30-2010, 003344479) ("Lawsuit B") is styled Greg Schmalz Consultants LLC vs. Ciralight Global, Inc., Ciralight, Inc. and DOES 1-25. Lawsuit B is a suit on an open book account in the amount of approximately $34,000. We believe this suit should have been brought against Ciralight, Inc., a defunct corporation, with whom we have no affiliation or relationship. We do not believe we have any exposure in either Lawsuit A or B. Our legal counsel is in the process of filing demurrers and motions to strike against both lawsuits.

12. Change in Officers and Directors:

On March 18, 2010, Randall Letcavage resigned as Chief Executive Officer, President and a director of the Company in order to continue and concentrate on his other businesses. Going forward, Mr. Letcavage will be available to assist and contribute to the Company in a less demanding role.

On March 19, 2010, a majority of Company directors resolved to accept Randall Letcavage's resignation as of March 18, 2010, appointed Jeffrey Brain to serve as the Company's Chief Executive Officer and President in addition to his existing positions of Chief Operating officer and Chief Financial Officer and appointed Terry Adams a member of the Board of Directors of the Company at such time as the Company obtains Director and Officer liability insurance. As of March 23, 2009, Terry Adams is not a Director, since the insurance coverage has not been obtained

13. Subsequent Events:

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On October 5, 2010, 10,000 shares of the Company's common stock were issued for cash, resulting from sales of our stock through a Private Placement Offering.

During  October and  November of 2010,  the Company has  continued to enter into
numerous  Dealer   Agreements  with  authorized   dealers  regarding  the  sale,
installation and servicing of our products.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 (UNAUDITED), THE THREE MONTH PERIOD SEPTEMBER 30, 2009 (UNAUDITED) AND THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO SEPTEMBER 30, 2010 (UNAUDITED), SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

     As of the date of this 10-Q filing, we continue to add between one and three new dealers for our patented, energy-saving Smart Skylights(TM) each week. We recently contracted with Denver-based AIA Industries, Inc., a leader in custom manufacture of quality plastic and structural glass skylights for residential and commercial applications, to distribute Ciralight's sun-tracking GPS Smart Skylights(TM) in addition to their own line of standard and circular skylights. This is significant because AIA makes their own custom line of skylights and decided to become a dealer for Ciralight because they feel that our Smart Skylights(TM) technology is the future of eco-friendly, energy-saving, natural light for businesses and homes.

     We are concluding a strategic dealership agreement with Progressive Roofing, a four-state, 8-office design/build and maintenance company responsible for such projects as the Phoenix Cardinals Stadium in Glendale, AZ, the Palo Verde Nuclear Plant in Tonopah, NV, Hartsfield Airport, Atlanta, GA, the Westin Casuarina Resort in Grand Cayman, Bahamas, and many more trophy buildings. Progressive has locations in California, Nevada, New Mexico and Texas, all sunshine states, and for which installations of our Smart Skylights(TM) make the most sense.

     We also named Mexico City-based The Global Industry Solution, SA as an authorized Ciralight Global dealer for Mexico, joining our other international dealerships in Spain, El Salvador, Canada, South Korea, Turkey, Europe, Israel and Denmark. We are currently in negotiations with companies in Japan, Indonesia, Brazil, Columbia, China, Bolivia, Chili, and Poland.

     Ciralight Global will exhibit its patented product line at "Greenbuild 2010", November 17-19, in booth 778 at McCormick Place West, Chicago, the world's largest expo hall devoted to green building. Ciralight Global and The Energy Solution Group, one of Ciralight's local dealers, will take part in "Rethinking Energy Modeling: Incorporating Non-Traditional Approaches in
Simulations for Daylighting," as well as demonstrating the energy-saving features of its Smart Skylights(TM). Other exhibitors include world famous multinational corporations such as General Electric, BASF, Johnson Controls, Georgia Pacific, the U.S. Department of Energy and the General Services Administration. If you are in Chicago at that time, please stop by and see our display.

     The  emphasis  on  energy-efficient  "Green"  buildings,   maintenance  and
sustainability make our Smart Skylights(TM) a very desirable addition when architects and builders are planning new construction.

     We are making good progress towards introducing our Smart Skylights(TM) for homes, which, like our commercial Smart Skylights(TM), will be eligible to receive federal, state and local tax credits and utility incentives as an Energy Saving Green product. Our home Smart Skylights(TM) will deliver the same energy saving benefits as our commercial Smart Skylights(TM), such as improved lighting and improved health due to more natural light and reduced household utility costs. Our 4'x8' Smart Skylight(TM), the Suntracker Three(TM), will begin shipping within weeks and we are presently receiving orders for this new popular addition to our product line.

     We recently made a presentation to supervisors in a very populous U.S. county, which when their decision is made, and if it is in our favor, could result in a strong entry to our bottom line. We recently completed new installations at the Columbus Zoo in Ohio, Market of Choice in Corvallis, Oregon, Fanshawe College and Northern College in Canada, LG facilities in Turkey, and Sahurita High School Gym and Riverside Elementary School in Arizona. Next week we are shipping 48 of our Smart Skylights(TM), for a new Whole Foods Market in Austin Texas and 27 for BD Biosciences in Northern California. We continue to progress on dialogue we have had in the last few months with such potential customers as the U.S. Army Corp of Engineers, City of Los Angeles Mayor's Office, City of Los Angeles Building & Safety Department, California
Institute of Technology, American Honda Motor Co., U.S. Naval Facilities Command, Toyota Motor Sales USA, Parsons Construction Co., Turner Construction
Company, Los Angeles Community Colleges District, Los Angeles Unified School District, NASA, University of Alabama, Los Angeles County, and others.

     Ciralight's existing customer base, such as certain locations of Giant Foods, Office Depot, Ace Hardware, Emerson, Boeing, Johnson & Johnson, Staples, Whole Foods, Walt Disney Studios, and others, continue to evaluate the results they have achieved in lowering their costs of energy, and are in fact, either adding more locations, or are in process of doing so.

     Ciralight Global is the only global provider of active daylighting products capable of turning off electric lights for up to 10 hours a day. Our energy saving Smart Skylights(TM) use sun-tracking GPS technology and mirrors to track the sun throughout the day and drive natural light into buildings. The result is a bright, healthy, glare-free light, just as Nature intended. Unlike traditional skylights, our Smart Skylights(TM) do not create the heat associated with normal Skylights. Ciralight Global's flagship products, the Smart SunTrackerOne(TM) and SunTrackerTwo(TM) skylights, are a solar powered lighting solution for commercial buildings, schools, factories, public facilities and retail stores looking to save energy. In addition to significant energy and cost savings, the benefits from Smart Skylights(TM) are many including better worker performance, increased sales, and a reduced impact on the environment. We are proud of our Green energy saving products and services and are committed to producing and selling the highest quality and most cost saving skylights. Every time Ciralight Smart Skylights(TM) are installed on a building, it is a significant move toward a greener planet.

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

     BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the Three and Nine Month Periods Ended September 30, 2010 (Unaudited), the Three Month Period Ended September 30, 2009 (Unaudited) and for the Period from February 26, 2009 (inception) to September 30, 2009 (Unaudited), have been reflected herein.

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

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

     NET SALES. Net sales for the three months ended September 30, 2010 were $205,189 compared to net sales of $311,342 for the three months ended September 30, 2009. While raising capital and redesigning our products, we have accumulated a substantial amount of orders. These orders will begin to be shipped as we commence filling the back orders.

     Sales and demand for our products have been increasing each quarter. While implementing efficiencies, our gross profit was $21,828 for the three months ended September 30, 2010 compared to $75,105 for the three months ended September 30, 2009.

     COST OF SALES. Cost of sales for the three months ended September 30, 2010 was $183,361 on net revenue of $205,189, representing 89%, and providing a gross profit of 11%. Cost of sales for the three months ended September 30, 2009 was $236,237 on net revenue of $311,342, representing 76%, and providing a gross profit of 24%.

     Cost of sales will begin to decrease each quarter due to the changes we implemented in the business operations. These included stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit for the three months ended September 30, 2010 was $21,828, providing a gross profit margin of 11%. Gross profit for the three months ended September 30, 2009 was $75,105, providing a gross profit margin of 24%.

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

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the three months ended September 30, 2010 and 2009, total operating expenses were $288,862 and $301,043, respectively. As a percentage of sales, operating expenses were approximately 140% for the three months ended September 30, 2010.

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

     Additional expense reductions are attributable to our occupancy expenses. During the three months ended September 30, 2010, our occupancy expenses were $9,598 for our offices and warehouse.

     INCOME TAXES. For the three months ended September 30, 2010, management has decided not to record the tax benefit.

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO SEPTEMBER 30, 2009

     NET SALES. Net sales for the nine month period ended September 30, 2010 were $614,182 compared to $520,761 for the period from February 26, 2009 (inception) to September 30, 2009.

     Low sales have been attributable to the transition time required for our Company to move, setup and commence the new operations, set up our sales force, as well as address former company customer, investor and supplier issues, raise our working capital, and a self-imposed 60 day period, during which we refrained from making new sales while product improvements were being completed. As a result of the efficiencies we implemented, our gross profit was $206,660 for the nine month period ended September 30, 2010 compared to $118,579 for the period from February 26, 2009 (inception) to September 30, 2009.

     COST OF SALES. Cost of sales for the nine month period ended September 30, 2010 was $407,522 on net revenue of $614,182, representing 66%, and providing a gross profit of 34% compared to the period from February 26, 2009 (inception) to September 30, 2009 in which cost of sales was $402,182 on net sales of $520,761, representing 77%, and providing a gross profit of 23%.

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

     GROSS PROFIT. Gross profit for the nine month period ended September 30, 2010 was $206,660, providing a gross profit margin of 34% compared to gross profit for period from February 26, 2009 (inception) to September 30, 2009 of $118,579, providing a gross profit margin of 23%.

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

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the nine month period ended September 30, 2010, total operating expenses were $898,057; as a percentage of sales, operating expenses were approximately 146%. For the period from February 26, 2009 (inception) to September 30, 2009, total operating expenses were $410,615; as a percentage of sales, operating expenses were approximately 79%.

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

     INCOME TAXES. For the nine month period ended September 30, 2010, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 and FOR THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO SEPTEMBER 30, 2009.

     Net cash used in operating activities was $354,604 and $570,085 for the nine month period ended September 30, 2010 and for the period from February 26, 2009 (inception) to September 30, 2009, respectively. Net cash used in operating activities the nine months ended September 30, 2010 was attributable primarily to an increase in inventory and decreases in other payables for the period. Net cash used in operating activities for the period from February 26, 2009 (inception) to September 30, 2009, was attributable to increases in inventory, accounts receivable and prepaid expenses.

     There was no net cash used in investing activities for the nine month period ended September 30, 2010 and for the period from February 26, 2009 (inception) to September 30, 2009, net cash used in investing activities was $3,500 as a result of the acquisition of the business assets.

     Net cash provided by financing activities was $137,421 and $763,015 for the nine month period ended September 30, 2010 and for the period from February 26, 2009 (inception) to September 30, 2009, respectively. Net cash provided by financing activities for both periods was attributable to sales of the Company's common stock through a private offering and from the issuance of related party notes.

MATERIAL IMPACT OF KNOWN EVENTS ON LIQUIDITY

     The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of September 30, 2010, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

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

     While we would like to grow our business with our cash flow, a robust increase in orders for our products, delays in collection of our accounts receivable and/or the occurrance of unforeseen expenses would likely necessitate our continuing our capital raising transaction into the first quarter of 2011.

     We may also seek to raise additional cash to fund future investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional cash in the future, we may seek to raise it through the sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or loans, issuance of common stock, or a combination of the foregoing. We are currently raising capital through a private placement memorandum. However we reserve the right to raise additional capital in the future in which case the percentage ownership of our shareholders would be diluted. We cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

     The following table summarizes our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                  Payments Due by Period
                                                     ------------------------------------------------
                                                     Less than
                                          Total       1 year      1-3 Years     3-5 Years   5 years +
                                          -----       ------      ---------     ---------   ---------
Contractual Obligations:
  Convertible note payable              $ 25,000      $    --      $ 25,000      $    --     $   --
  Interest Payments (1)                    2,625           --         2,625           --         --
  Advance payable                         15,000       15,000            --           --         --
  Operating Leases                        37,800       37,800            --           --         --
  Services Agreement                      13,680       13,680
  Commitments to Purchase Inventory       56,462       56,462            --           --         --
                                        --------     --------      --------      -------     ------
      Totals:                           $150,647     $123,022      $ 27,625      $    --     $   --
                                        ========     ========      ========      =======     ======

----------
(1) The one convertible note payable is due on or before December 15, 2012, bears interest at the rate of Prime Rate (as quoted in the Wall Street Journal) plus 2% per annum and estimated interest payment is expected to be paid upon payment or satisfaction of the note..

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Jeffrey S. Brain, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, and again as of September 30, 2010, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and again at September 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of September 30, 2010, March 31, 2010 and December 31, 2009 during its assessment of our internal control over financial reporting as follows:

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of September 30, 2010.

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

     We believe that the above five initiatives had been at least partially, if not fully, implemented by September 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2010, we did not make any changes in Internal Control over Financial Reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended September 30, 2010, the Company issued the following unregistered shares of Common Stock:

                           Number of         Aggregate            Nature of
     Date of Issue       Shares Issued      Sales Price          Transaction
     -------------       -------------      -----------          -----------
       8/24/2010               1,000          $   1,000          Cash purchase
       9/8/2010               5,000          $   5,000          Cash purchase
       8/24/2010              1,000          $   1,000          Cash purchase
       9/24/2010              5,000          $   5,000          Cash purchase
       9/29/2010          1,243,224          $ 310,806          Debt conversion
       9/29/2010            309,184          $  77,296          Debt conversion
       10/5/2010             10,000          $  10,000          Cash purchase

     Management believes the above shares of Common Stock that were issued pursuant upon conversion of two outstanding convertible notes were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Management believes the above shares of Common Stock that were issued for cash were exempt from registration pursuant to the exemption from registration under Regulation D, Rule 506 of the Securities Act of 1933, as amended. No broker or underwriter was involved in any of the above transactions. The proceeds from the cash sales are being used for working capital.

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

                                    CIRALIGHT GLOBAL, INC.


Date: November 12, 2010             /s/ Jeffrey S.  Brain
                                    --------------------------------------------
                                    Jeffrey S.  Brain
                                    President, Chief Executive Officer and Chief
                                    Financial Officer (Principal Accounting,
                                    Executive and Financial Officer)