Form 10-K
period 2010-12-31
Ciralight Global, Inc.
filed 2011-03-24
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ___________

                         Commission File Number 0-54036

                              CIRALIGHT GLOBAL, INC
             (Exact name of registrant as specified in its charter)

        Nevada                                               26-4549003
(State of Incorporation)                    (I.R.S. Employer Identification No.)

         15303 Ventura Blvd., 9th Floor, Sherman Oaks, California 91403
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (877) 520-5005

                  670 E. Parkridge, Suite 112, Corona, CA 92879
                 (Former address of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                               Title of Each Class

     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files).
Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate marker value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2010) was approximately $2,828,112.

     As of March 19, 2011, there were 13,345,207 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                             4
Item 1A. Risk Factors                                                        15
Item 1B. Unresolved Staff Comments                                           15
Item 2.  Properties                                                          15
Item 3.  Legal Proceedings                                                   15
Item 4.  (Removed and Reserved)                                              15

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and
         Issuer Purchases of Equity Securities                               15
Item 6.  Selected Financial Data                                             18
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18

Item 7A. Quantitative and Qualitative Disclosure About Market Risks          28
Item 8.  Financial Statements and Supplementary Data                         28
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            28
Item 9A. Controls and Procedures                                             28
Item 9B. Other Information                                                   29

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              29
Item 11. Executive Compensation                                              30
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     35
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                        36
Item 14. Principal Accounting Fees and Services                              37

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                             38

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This 2010 Annual Report on Form 10-K ("2010 Annual Report"), including the accompanying financial statements of the Company and the notes thereto appearing in Item 8 herein ("Financial Statements"), the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can indentify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

     Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2010 Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

     Among the general factors that could cause actual results and financial condition to differ materially from estimated results and financial condition are:

     * the success or failure of management's efforts to implement their business strategy;

     * the ability of the Company to raise sufficient capital to meet operating requirements;

     * the uncertainty of consumer demand for our products, services and technologies;

     * the ability of the Company to protect our intellectual property rights;

     *    the  ability  of  the  Company  to  compete  with  major   established
          companies;

     *    the level of success and costs  expended  in  realizing  economies  of
          scale  and  implementing   significant  business   consolidations  and
          technology initiatives;

     * heightened competition, including, with respect to pricing, entry of new competitors and the development of new products by new and existing competitors;

     *    absolute and relative performance of our products and services;

     *    the effect of changing economic conditions;

     * the ability of the Company to attract and retain quality employees and management;

     *    the current global recession and financial uncertainty; and

     * other risks which may be described in future filings with the U.S. Securities and Exchange Commission ("SEC").

     No  assurances  can  be  given  that  the  results   contemplated   in  any
forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2010 Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

                              CORPORATE BACKGROUND

     We were incorporated in the state of Nevada on February 26, 2009, under the name "Ciralight West, Inc." On March 13, 2009, we changed our name to Ciralight Global, Inc. As a result of the acquisition described below, we are a manufacturer and wholesaler of "advanced skylights" for use in warehouses, schools, retail stores, airports and military installations.

     Prior to our incorporation, there existed a company named "Ciralight, Inc." (referred to herein as "Old Ciralight") that was in the advanced skylights business. By the end of 2008, Old Ciralight was in dire financial straits and was having difficulty retaining staff, making sales, paying for component parts and other trade payables, paying its office and warehouse rents and servicing its heavy debt load. In January 2009, several officers and directors resigned from Old Ciralight and many of its employees either left the company or were laid off.

     On January 27, 2009, Old Ciralight granted Mr. George Adams, Sr., its only secured creditor, the right to (i) manufacture the Old Ciralight product on an exclusive basis and unconditionally and (ii) market and sell its product, and agreed to ship all of its inventory to a facility owned or controlled by Mr. Adams in Anaheim, California. For all intents and purposes, Old Ciralight ceased its operations on January 27, 2009.

     The only revenue recognized by Old Ciralight during the quarter ended March 31, 2009, resulted from sales orders for Suntracker products received in 2008 for inventory items that were in inventory at December 31, 2008 and shipped during January 2009. After January 27, 2009, no meaningful or material business activities occurred in Old Ciralight For a few weeks thereafter, the Old Ciralight's staff was reduced to two people who were charged with sorting out the debts and winding down the business.

     Mr. Adams began working with the people who would become the management and principals of Ciralight Global, Inc. during February 2009 and such management incorporated Ciralight Global, Inc. on February 26, 2009. The original plan between Mr. Adams and Ciralight Global, Inc. was for Ciralight Global, Inc. to handle sales, manufacturing, marketing and fulfillment of Ciralight products on behalf of Mr. Adams. So, Ciralight Global, Inc. immediately began manufacturing the Suntracker One(TM) products, leased warehouse space, negotiated with suppliers for component parts, agreed to repair or replace defective products that had been previously sold by Old Ciralight and installed by Old Ciralight's dealers and contractors.

     On March 15, 2009, Mr. Adams formally foreclosed on all of the assets of Old Ciralight. By the end of March 2009, Mr. Adams and Ciralight Global, Inc.'s management began negotiations pursuant to which Ciralight Global, Inc. would purchase all of the foreclosed assets from Mr. Adams.

     In April 2009, we entered into an Exchange of Stock for Assets Agreement with Mr. George Adams, Sr. ("Adams Agreement") to acquire certain assets including, but not limited to, a United States patent, patent applications pending in Canada, Europe, Mexico and the United States, artwork, trademarks, equipment, furniture, databases, technical drawings, promotional materials, trade names and inventory parts and marketing rights related to the Suntracker One(TM) and Suntracker Two(TM) products previously owned and distributed by Ciralight, Inc., a Utah corporation, such assets having been foreclosed on by Mr. Adams, who was the secured creditor of Old Ciralight. We have no affiliation, contractual or otherwise, with Old Ciralight.

     In April 2009, we acquired all of the above described assets from Mr. Adams, except for the United States patent and the patent applications pending in Canada, Europe, Mexico and the United States, in exchange for 3,200,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. In December 2009, we acquired the United States patent and the patent applications pending in Canada, Europe, Mexico and the United States from Mr. Adams in exchange for the issuance by us of an additional 400,000 shares of our common stock and a convertible promissory note in the amount of $250,000. The note was convertible into shares of our common stock at a conversion rate of one share per $.25 of outstanding principal and interest. Mr. Adams has subsequently converted the note into common stock. As a result of this transaction, Mr. Adams is our largest shareholder.

     The Adams Agreement also granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units.

     Since we acquired the assets from Mr. Adams, we have worked diligently to improve our brand image and the reputation of our Company and have been very mindful of the potential impact that the defunct Ciralight, Inc. and Mr. Adams' foreclosed on it assets could have or has had on the Company. We have worked very hard to improve the SunTracker One(TM) and SunTracker Two(TM) products by making them more reliable, more functional and more acceptable to dealers, distributors and customers. We have developed excellent relationships with our suppliers and we reached out to the customers who bought skylights from Ciralight, Inc. (Old Ciralight) that may have malfunctioned and have replaced parts and components as necessary by allowing such customers to buy replacement parts and components at our cost. This program of reaching out to those customers has reaped rewards for the Company as we are now receiving new orders from some of Old Ciralight's customers. We do not believe that the fact that Old Ciralight is defunct and has had its assets acquired by its creditors has had any material impact on us due to our proactive engagement with our suppliers, some of whom were creditors of Old Ciralight.

WHAT IS OUR BUSINESS?

     Our core business is to manufacture for sale advanced skylights known as "Smart SkylightsTM" that provide energy saving-low carbon (co2) and high performance daylighting to buildings. We are an American company in the green building products industry.

     Our Smart Skylights(TM) use sun-tracking GPS technology attached to mirrors under the dome that track the sun throughout the day and bring high levels of diffused natural light into buildings. Energy saving Smart Skylights(TM) allow businesses, governments and schools to efficiently capture sunlight from a perpetual and free source of light and energy - the Sun, to illuminate their buildings through the practice known as Daylighting.

     Using Sun-tracking technology allows our skylights to illuminate buildings for longer hours than traditional skylights. Smart Skylights(TM) provide the illumination of a 1,000 watt metal halide light fixture; however, Smart Skylights(TM) are entirely Solar Powered so they do not require any electricity or electrical hookup. Smart Skylights(TM) are designed with two heat traps so they prevent the heat gain associated with traditional skylights.

     The result is a bright, healthy natural light to building interiors, just as nature intended allowing users to shut off their electrical lights during day time hours for up to 10.5 hours a day. This results in a significant reduction in energy use and increased cost savings.

WHAT IS DAYLIGHTING?

     Daylighting is the practice of using natural light to illuminate building space. Using natural light from the sun to illuminate buildings costs nothing and the result is a compelling, efficient lighting solution that protects the environment. By consuming less energy, daylit buildings reduce fossil fuel use and carbon dioxide emissions associated with global warming and climate change.

     In addition to the energy savings resulting from the use of daylighting, studies show that people thrive in naturally lit environments. Studies show that shoppers linger longer and buy more in stores that use daylighting. Sales in day lit stores are on average six percent higher and as high as 40% more than stores without daylighting. In addition, students learn better in daylight classrooms. Students in classrooms with advanced daylighting performed 20% higher on test scores than students in classrooms without daylighting. In the workplace, business that use daylighting find that workers are more productive, with less absenteeism, less turnover and higher moral among employees.

     The U.S. Department of Energy statistics show that 29% of energy use in commercial buildings is for lighting. This amount is 40% to 50% in schools. The Department of Energy projects that electricity consumption between 2010 and 2030 will grow from 14.85 quadrillion BTUs to 20.30 quadrillion BTUs. And despite all the discussion and focus on renewable energy programs, the Department of Energy projects consumption of renewable energy will grow from .16 quadrillion BTUs to only .17 quadrillion BTUs. Therefore, unless there is a significant change in direction, consumption and dependence on electricity will continue to grow and this is expected to significantly increase electrical utility costs for consumers, schools and businesses.

     The use of daylighting by consumers, schools and businesses is a way to decrease their use of electricity and to protect them from rising electricity costs. According to the Sustainable Building Technical Manual, chapter IV.7, page 90, a well-designed daylit building is estimated to reduce lighting energy use from 50% to as much as 80%.

     Day lit buildings make a statement about their owners and occupants; they are socially and fiscally responsible.

ADVANTAGES OF CIRALIGHT SMART SKYLIGHTS(TM)

     1.   Save Energy by shutting of electric lights during daytime hours.
     2.   Save   on   Air-Conditioning   costs   by   reducing   need   to   run
          Air-Conditioning to offset heat generated from Electric light fixtures or standard skylights
     3.   Save on maintenance costs associated with Electric lights.
     4.   Reduce energy usage during peak hours when rates are higher.
     5. Receive certain Federal, State & Local Tax benefits & Utility incentives as a Green Energy product.

WHAT ARE "ADVANCED SKYLIGHTS?"

     Standard skylights are typically either shaped plastic skylights or flat glass skylights that are open below and provide direct sunlight into the building space. Standard skylights typically provide the most light when the sun is high in the sky but ineffective when the sun is low in the sky, such as in the morning or late afternoon hours. Standard skylights provide uneven light that varies throughout the day depending on the sun's angle and direct sunlight creates glare and heat for the occupants. Standard skylights provide usable light for a limited number of hours a day and, therefore, provide only limited energy savings.

     Advanced skylights are defined as skylights incorporating technology which enables optical redirection of sunlight into a building. Advanced skylights use either "active" or "passive" technology. An advanced skylight with active technology employs the use of moving parts such as rotating mirrors inside the skylight dome, while advanced skylights with passive technology have no moving parts and use prismatic materials incorporated into the skylight dome surface. Active advanced skylights claim better overall daylighting performance by increasing the number of daylight hours available by tracking and re-directing the sunlight into buildings even at the extremes of the day when the sun is low on the horizon. Passive advanced skylights are not able to capture the sunlight during the extreme hours of the day when the sun is low in the sky.

OUR PRODUCTS AND TECHNOLOGY

     Our Ciralight Smart Skylights(TM) are classified as Active Advanced Skylights. Our products are an energy saving, cost saving lighting solution. We are a Green Product Company.

     After securing the technology of the Suntracker One(TM) and Suntracker Two(TM) skylights, from Old Ciralight, we made significant improvements to these Active Advanced Skylights that improve their quality, durability and functionality. We are now marketing our advanced daylighting system under the brand name of "Smart Skylight(TM)." Our improved design Smart skylight systems have successfully passed life cycle test wherein they were subjected to harsh weather conditions in an environmental chamber for a period equivalent to 30 years. The tests showed that our Smart Skylights have a 30 year life expectancy.

     As an active and advanced skylight that is solar powered, our skylights entitle users to certain tax benefits and utility company incentives that are not available to passive skylights. This provides us with a competitive advantage. Smart Skylights(TM) are completely solar powered and while they are powered by only a 5 watt solar panel, they provide the illumination of a 1,000 watt metal halide light fixture.

     Currently our Smart Skylights are offered in the size of 4ft x 4 ft. We have released a 4ft x 8ft version of Smart Skylights(TM) that we believe will be popular for retrofitting existing warehouses and commercial buildings. Property owners are able to replace their existing traditional less efficient skylights with our 4ft x 8ft Smart Skylight(TM) for minimal cost as a means to make their facilities more energy efficient and reduce their energy costs. During 2011, it is our intention to release a 2ft by 2ft version of our Smart Skylight(TM) for use in homes. We believe these will be very popular with homeowners as an energy saving, renewable lighting solution. These will be also suitable for school classrooms, dorm rooms, military barracks and hospitals.

     We believe our Smart Skylight(TM) product is unique in the following ways:

     * GPS Controller - Each Smart SkylightTM unit includes a fully self-contained solar powered Global Positioning System ("GPS") controller that tracks the position of the sun and insures maximum light throughout the daytime hours. The use of the GPS Controller and mirrors provide up to three times more light than the light from standard skylights and allows users to turn off their electrical lights for up to 10 hours a day.

     * Light Diffusion and Thermal Barrier - Each unit includes (i) two state-of-the-art prismatic lens that transform the sunlight into high levels of evenly dispersed and diffused natural light, creating a clean, pleasant, abundant natural light that is easier on the eyes, and (ii) a dual panel thermal barrier that prevents the typical heat gain associated with standard skylights from entering into the lighted space resulting in less than one-half the heat of a common fluorescent light fixture. This provides additional savings by reducing the need to run air-conditioning to off-set the heat caused by standard skylights and heat generating light fixtures that with the use of Smart Skylights are turned off during the daytime.

     * Solar Powered - Each Smart Skylight(TM) is entirely solar powered. There is no electrical hookup required. The system is designed to store the solar energy created from the solar panel to run the Smart Skylight(TM) even if the sun is not out.

     * Mirror Array - Each unit contains either a dynamic single or triple mirror tracking array. The mirrors continuously track the sun across the sky even during winter's low sun angles and provide an abundant source of free light with no flickering or humming of electricity. The mirror array and GPS controller create a solar array that directs the sunlight through two special diffuser lenses and through the lightwell that directs the resulting light from the roof level into the building space.

     * Acrylic Super-Impact Skylight Dome - Each Smart Skylight(TM) features a clear, thermally formed, high impact resistant acrylic dome that provides superior strength and UV resistance and is easy to install.

     In addition, our Smart Skylight(TM) products provide natural daylighting that is a key consideration when building to United States Green Building
Council ("USGBC") standards and for receiving Leadership in Energy and Environmental Design ("LEED") certification. Our Smart Skylights(TM) are Energy Star Products. Smart Skylights(TM) are maintenance free, energy saving, powered by the sun and completely self-contained.

     Ciralight Smart SkylightsTM are sold with a ten year warranty.

     A summary of the advantages of Smart Skylights(TM) includes the following:

     *    More daylight when the sun is low in the sky.
     * Daylight levels that allow users to turn lights off for longer hours of the day.
     * Provides high levels of illumination, more evenly distributed than standard skylights.
     *    Do not create the heat gain associated with normal skylights.
     *    Provides better color rendition than electric lights.
     *    Absence of flicker and hum associated with electric lights.
     *    Natural light provides a more productive work environment
     *    Improved student performance.
     *    Increased sales in retail environments.
     *    Reduced operating expenses.
     *    Solar powered, entitling users to tax and utility incentives.
     * Provides a bright, abundant, quiet, healthy natural light, just as nature intended for up to 10 hours a day.

MANUFACTURING

     At the present time, we contract with manufacturers who have expertise in a particular industry to produce the components of our Smart Skylight(TM) products. All manufacturing is done by companies in the United States and our products are made in the United States. We have an excellent relationship with all our manufactures. We purchase components from our manufacturers by issuing purchase orders. The terms of these purchase orders are typically Net 30 days, although we have elected to pay for our purchases at the time of delivery. Therefore, we have fully paid for our entire inventory of components at our Corona, California warehouse. The terms of our purchase orders with our manufacturers are F.O.B. origin. Therefore, as the purchaser of these component parts, we are responsible for the cost of shipping our components from a manufacturer's location to our warehouse in Corona, California where all our components are stored. As customers purchase our products, the components are picked and kitted at our Warehouse for shipment to the project job site. The assembly and installation of the Smart SkylightsTM occurs at the jobsite and is handled by our dealers or distributors and their subcontractors. We have no role or responsibility with respect to the installation or assembly of our products.

     Our manufacturers were chosen based on two critical factors: (1) the level of quality control programs they have in place at their facilities and (2) their ability to handle large volumes for producing our component parts. All of our manufacturers and suppliers are standard fabrication and assembly companies capable of meeting large volume product demands and, therefore, have excess capacity to handle significant increases in our sales. Although we are dependent on our manufacturers and suppliers, we have alternative firms who could provide the same production to us on short notice.

     Our manufacturers include the following:

     Manufacturer                         Component                    Location
     ------------                         ---------                    --------
     All Metals                   Mirror Assembly                    Texas
     Angell & Giroux              Lightwells                         California
     Apex Plastics                GPS Controller Case                Texas
     CanFab                       Roof curbs                         California
     Empire Metal Products        Lightwells/Roof curbs              Arizona
     KCC International            Roof Curbs                         Kentucky
     Malcolite Corporation        Lenses                             California
     Plastic Fabricating          Lenses                             Utah

     Ray's Plastics               Skylight Dome                      California
     Replex Plastics              Skylight Dome                      Ohio
     Solar Industries             Dome Metal Frame                   Arizona
     Suntron Corporation          GPS Electronics and Assembly       Texas

MARKETS AND MARKETING

     We are currently marketing our Smart Skylight(TM) products to Architects, Roofing and General Contractors, Lighting Companies, Solar Companies, Retail Chains, industrial and commercial property owners and managers. Our target properties are warehouses, industrial buildings, retail stores, public facilities, schools and military facilities within the United States. We are working on establishing sales in Canada, Mexico, Europe and in other overseas markets.

     Our marketing efforts will be directed to create greater awareness of our products in the market place as an innovative, energy saving solution for lighting in the building industry. Our marketing will be geared toward new construction and retrofitting existing buildings.

     The market for advanced skylights is growing year over year due to pressures on building owners, tenants, schools and government agencies to reduce energy consumption and save on utility costs. There has been much attention within the current President's administration on the need to focus the country's energy policy on innovative green products that will reduce the demand for energy, decrease the carbon footprint and create new jobs. Our Smart Skylights(TM) are a truly break-through energy saving product that can help meet all of these objectives - transform the United States away from fossil fuels to renewable and job creating green businesses.

     This movement toward "green" energy solutions and the pressure to reduce the carbon footprint, as well as other environmental initiatives, will continue to spur the growth in this market segment and the need for solutions like our Smart Skylights(TM).

     We currently sell our products through a network of dealers and distributors. Dealers and Distributors are typically companies that are already in the lighting, roofing or renewable energy business. Dealers buy our products at an established dealer price and resell the product to end users at the suggested retail price. Distributors are typically identified for foreign countries where they are responsible for purchasing, housing and supplying our products to a network of Dealers they are required to establish within their appointed territories.

DEALER AGREEMENTS:

     Our dealer agreements are non-exclusive as no single dealer has been awarded the exclusive right to market and sell our products within any geographical area. Our dealer agreements typically have an initial term of three years with options to renew for additional one year periods, provided that the dealers have complied with the terms and conditions of their dealer agreements. Our dealers purchase our skylights at our Dealer Price Level and they are encouraged to sell our skylights at our suggested retail price. However, our dealers may sell our skylights at any price they wish. We require our dealers to make a 50% deposit at the time they place an order with the balance of 50% payable upon delivery F.O.B. our Corona warehouse. We may grant better payment terms to dealers who have good payment histories with us, in which case we may grant them Net 21 Day or Net 30 Day terms. Since we ship our skylights F.O.B. our Corona warehouse, our dealers or customers bear the cost of shipping and bear the risk of any loss or damage from shipping.

     Currently, we have the following dealers:

     A Greener New Jersey (United States)
     Adler Technology (United States)
     AdvanTek (United States)
     AIA Skylights (United States)
     Arizona Solar Concepts (United States)
     ATEE Corp. (Mexico)
     Bear Electric (United States)

     Best Contracting Services (United States)
     BPL Carbon Free Solutions (United States)
     Centimark Roofing (United States)
     Chaparral Green Energy Solutions, LLC  (United States)
     City  Solar  (United States)
     Concept  RHE  (Spain)
     Customized  Roofing  (United States)
     Desert  Power Inc.  (United States)
     Eco-Smart,  Inc. (United States)
     Energy 21 USA LLC (United States)
     European Solar Engineering  (Denmark)
     Freelite Skylights (United States)
     Global NES of Arizona  (United States)
     Global NES of Oregon  (United States)
     Grand Canyon Supplies,  Inc. (United States)
     Greencrest Energy Solutions (United States)
     Green Tech  Design-Build, Inc.(United States)
     Green Tree Products (United States)
     GS Consulting  Corp S.A. de C. V. (El Salvador)
     Hallman & Keele (United States)
     IMASTEC  (Spain)
     Inline Electric (United States)
     JJ Ltd (United States)
     Kemper & Associates,  Inc.,  d/b/a  Total  Roofing &
      Reconstruction (United States)
     Lighting Audit Services (United States)
     Matrix Roofing (United States)
     MGM Electric Limited (Canada)
     Mulick Construction (United States)
     Nevada Energy Audit (United States)
     Pacific HVAC (United States)
     PEP Solar (United States)
     Progressive Roofing (United States)
     Samjung Tech, Inc. (South Korea)
     Sola Tech Consulting (United States)
     Straight Up Energy (United States)
     Suntricity (United States)
     SW Daylight (United States)
     The Energy Solutions Group Worldwide, LLC (United States)
     Total Roofing & Reconstruction (United States)
     Urban Green Solutions, Inc. (Puerto Rico)
     Vega Solar (United States)
     WePower (United States)

DISTRIBUTOR AGREEMENTS:

     In the international markets, we will generally select large companies to act as our exclusive distributors in a foreign country. Our payment terms with our domestic and international distributors are the same as our terms with our dealers. Our international distributors are responsible for all costs associated with clearing customs and any tariffs. We encourage our international distributors to recruit dealers within their territories to sell our skylights.

     Currently, we have the following distributors:

     Ciralight Europe (29 European Union Countries)
     RSB Construction LTD.  (Turkey)
     ZEEV Shimon & Sons, Ltd.  (Israel)

     In addition, we currently have interest from companies wishing to become Dealers or Distributors in Australia, Brazil, Canada, Chili, Germany, Greece, Italy, Indonesia, Japan, Poland and Romania. We are at various stages of discussions and negotiations with these companies and we have not yet reached any definitive terms with any one of these companies.

     After securing the technology rights to the Suntracker(TM) products from old Ciralight, we elected to undertake a process of reviewing and enhancing the design to take it from good quality to industrial grade quality. This process included an improved design of numerous components including the GPS Controller, the post system, the mirror assembly and consolidating the mid-tray frame and dome frame into one frame. At that time, we elected to remove the product from the market until all the improvements were completed.

     In December 2009, the improved design was completed and the product passed a 30 year life cycle test under extreme environmental conditions. This demonstrated the Smart Skylights(TM) to be robust and durable. The Smart Skylights(TM) have since been certified to comply with the American Architecture and Manufacturers Association Certification standards for Skylights. Since the release of the improved design, the reliability of the product shipped has been over 99.99%.

     We intend to increase our marketing efforts in the next few months and this includes recruiting more dealers and distributors and promoting our products through public relations, as well as through direct advertising. Our advertising campaign will be focused on creating consumer awareness of our products and the benefits users of our products will realize through energy and cost savings. Our marketing campaign will include attending industry related business conventions and trade shows, advertising in industry related publications, and directly contacting building industry professionals, property owners and green industry businesses. We are members of the United States Green Building Council (USGBC) and the Daylighting Collaborative. We are also a U.S. Department of Energy, Energy Star Partner. We intend to be very active in "green" initiatives on both local and national levels.

     We intend to fund our marketing campaign from our working capital and the proceeds of a private equity offering.

     Our skylights have been installed at two Ace Hardware Stores, two Office Depot stores, two IKEA stores, one in Canada and one in the United States and we doing an installation at our fifth Whole Foods store. We recently installed our first units at a Fresh and Easy store. We have completed five Giant Food Stores. The Patagonia installation was at their main facility and included nearly 200 skylight stores. In December 2009, Boeing installed 26 units as a test of our products and they have advised us that they are very pleased with the results. Johnson & Johnson installed 66 units at their facility in Mexico. Phoenix Sky Harbor Airport installed 12 units in their Terminal 3. We have sold four of our skylights to Supply Core, a defense contractor, for installation on a U.S. Navy Base in Japan.

     We recently received approval from the Los Angeles Unified School District as well as the Los Angeles Community College District to complete pilot test projects using our Smart Skylights at their facilities. In addition, the US Navy has indicated a strong interest in our Smart Skylights as an energy saving lighting solution for their facilities.

     We are developing ongoing relationships with major retailers, big box stores and major corporations and governmental units.

COMPETITION

     Our major competitors in the active skylight market are Solar Tracking Skylights, Inc., Natural Lighting, Inc. and Sundolier. Our major competitors in the passive skylight market are Solatube, Inc., Sun Optics and Velux Skylights. Therefore, our markets are highly competitive and many of our passive skylight competitors have greater financial and human resources that we have, while our active skylight competitors are smaller companies with minor, if any, competitive advantages. We will compete with these competitors by offering better quality and effective products at competitive pricing. If we fail to effectively compete with our competitors, then we may not be able to stay in business. These competitors have already successfully marketed and commercialized products that compete with our products.

     Our competitors may succeed in developing or licensing products and technologies that are more effective or less costly than our products and the products that we are developing. If we are unable to compete successfully, we will not be able to sell enough products at a price sufficient to permit us to generate profits.

OUR INTELLECTUAL PROPERTY

     Our success depends on the skills of our employees and their ability to continue to innovate and improve our intellectual property. We rely on a combination of copyright, trademark, patent and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. We enter into confidentiality agreements with our employees and consultants and we generally control access to and distribution of proprietary information. These agreements generally provide that any confidential information developed by us or on our behalf be kept confidential. Further, we require all employees to execute written agreements assigning to us all rights in all inventions, developments, technologies and other intellectual property created by our employees.

     We currently own United States Letters Patent No. 7,430,077 for "Solar Tracking Reflector System for Structure Lighting," which issued on September 30, 2008, and which we acquired in December 2009. This patent covers our three mirror system that is included in our Suntracker One(TM) product and expires on May 25, 2027. We also own United States Patent Application No. 12/323,935 for "Solar Tracking Reflector System for Structure Lighting," which was filed on November 26, 2008, and acquired by us in December 2009. Our U.S. patent application covers our "one or more" mirror system and, therefore covers both our Suntracker One(TM) product (which has three mirrors) and our Suntracker Two(TM) product (which has one mirror). On June 14, 2010, the United States Patent and Trademark Office allowed our U.S. Patent Application by issuing a Notice of Allowance and Notice of Allowability. Our application has entered the issue process and should issue in due course.

     We currently have one European patent application pending before the European Patent Office (European Patent Application No. 07797814.6). We also have one Canadian patent application pending before the Canadian Intellectual Property Office (Canadian Patent Application No. 2,667,258). On June 25, 2010, our Mexican patent application before the Mexican Institute of Industrial Property (Mexican Patent Application No. MX/a/2008/015119) was approved for our three mirror or more design. In addition, we have Canadian, European and Mexican patent applications covering our one or more mirror systems and, therefore, cover both our Suntracker One(TM) and Suntracker Two(TM) products. We do not have any products that are not covered by our US Patent or our US, Canadian, European and Mexican patent applications.

     Except for our U.S. and Mexico patents and our patent applications pending in Canada, Europe, Mexico and the United States, we have no other patent rights.

     In addition, we are in the process of registering various trademarks for which we have common law rights. We also own certain trade secrets and formulae.

HOW TO CONTACT US

     The Company's principal executive offices are located at 15303 Ventura Blvd., 9th Floor, Sherman Oaks, CA 91403. Our telephone number is (877) 520-5005

COMPETITIVE BUSINESS CONDITIONS

     The Company competes with many companies in the global markets and many of our competitors are large, well funded companies who have substantially larger staffs and resources than we have at the present time. Unlike the many companies that compete in the global market manufacturing building materials, we are unique. Few companies manufacture our product or anything similar in nature. We intend to compete based on our unique technology and business and government contacts within China.

FOREIGN CURRENCY RISK

     The Company is selling products in the foreign arena and is exposed to foreign currency fluctuations. However, since we quote our prices in U.S. Dollars, we do not feel the risks normally associated with foreign currencies are material to our business.

RAW MATERIALS AND SUPPLIES

     The Company has contact with and access to numerous suppliers of the raw materials and components needed to manufacture our skylights and is not dependent on any one supplier or limited group of suppliers. The components contained in our Smart Skylight(TM) system are supplied by third party manufacturers and, in most cases, there are alternative sources for each component.

Our manufacturers include the following:

     Manufacturer                         Component                    Location
     ------------                         ---------                    --------
     All Metals                   Mirror Assembly                    Texas
     Angell & Giroux              Lightwells                         California
     Apex Plastics                GPS Controller Case                Texas
     CanFab                       Roof curbs                         California
     Empire Metal Products        Lightwells/Roof curbs              Arizona
     KCC International            Roof Curbs                         Kentucky
     Malcolite Corporation        Lenses                             California
     Plastic Fabricating          Lenses                             Utah
     Ray's Plastics               Skylight Dome                      California
     Replex Plastics              Skylight Dome                      Ohio
     Solar Industries             Dome Metal Frame                   Arizona
     Suntron Corporation          GPS Electronics and Assembly       Texas

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     The Company has a diverse customer base and is not dependent on any one customer or limited group of customers. The Company's offerings of products appeal to both the retail and industrial customer base. Through the widespread use of the Company's products, the Company will continue to increase its customer base.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

     The Company's common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 ("1934 Act"). As a result of such registration, the Company is subject to Regulation 14A of the "1934 Act," which regulates proxy solicitations. Section 14(a) requires all companies with securities registered pursuant to Section 12(g) thereof to comply with the rules and regulations of the Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Commission on a regular basis, and will be required to disclose certain events in a timely manner, (e.g. changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     WE ARE SUBJECT TO THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. IF WE ARE UNABLE TO TIMELY COMPLY WITH SECTION 404 OR IF THE COSTS RELATED TO COMPLIANCE ARE SIGNIFICANT, OUR PROFITABILITY, STOCK PRICE AND RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2010 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

     We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirement of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations and the future fillings of our Company could be materially adversely affected.

DEPENDENCE ON KEY EMPLOYEES AND NEED FOR ADDITIONAL MANAGEMENT AND PERSONNEL

     The Company is heavily  dependent on the ability of our President,  Jeffrey
S. Brain, who has contributed essential technical and management experience to our business. The Company will be dependent upon Mr. Brain to recruit good management for the Company.

     In the event of future growth in administration, marketing, manufacturing and customer support functions, the Company may have to increase the depth and experience of its management team by adding new members. The Company's success will depend to a large degree upon the active participation of its key officers and employees, as well as the continued service of its key management personnel and its ability to identify, hire, and retain additional qualified personnel. There can be no assurance that the Company will be able to recruit such qualified personnel to enable it to conduct its proposed business successfully.

EMPLOYEES

     As of March 18, 2011, we had six full time employees, and no part time employees. We believe that our relations with our employees are good. Our employees are not represented by a union or covered by a collective bargaining agreement.

REPORTS TO SECURITY HOLDERS

     The public may view and obtain copies of the Company's reports, as filed with the Securities and Exchange Commission, at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Additionally, copies of the Company's reports are available and can be accessed and downloaded via the internet on the SEC's internet site at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

     We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

     The Company does not own any real estate. We are currently subleasing our office and warehouse facility at 670 E. Parkridge, Suite 112, Corona, California 92879 for $3,000 a month. The property is owned by one of our Directors, Frederick Feck. This is a verbal lease and runs month to month. The space consists of approximately 3,500 square feet. We occupied this warehouse facility from March 1, 2009, until September 30, 2009, on a rent free basis. From October 1, 2009, until March 31, 2010, we occupied this warehouse facility under a verbal lease for $3,000 per month. Our board of directors believes this new rental arrangement is fair to the Company. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     We are also leasing an office at 15303 Ventura Boulevard, 9th Floor, Sherman Oaks, California 91403 at a cost of $150 per month.

ITEM 3. LEGAL PROCEEDINGS.

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

     We have no legal proceedings against our company.

ITEM 4. (REMOVED AND RESERVED).

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is not currently traded or quoted on any national exchange. We are in the process of having our common stock become quoted on the Over the Counter Bulletin Board. We anticipate this will occur on or about June 1, 2011.

     When our common stock begins trading on the Over the Counter Bulletin Board, our common stock will likely be considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

HOLDERS

     As of March 18, 2011, there were approximately 124 shareholders of record of the Company's Common Stock and one shareholder of record of the Company's Series A Preferred Stock.

DIVIDENDS

     The Company has not declared any cash dividends with respect to its common stock or preferred stock during the last two fiscal years and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting or that are likely to limit the Company's ability to pay dividends on its outstanding securities.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

     Since our inception in February 2009, we issued the following securities without registration under the Securities Act of 1933, as amended, that have not been previously included in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K:

     During the first quarter of 2011, we have issued 25,000 shares of common stock to an individual for engineering services valued at $12,500; 25,000 shares for product marketing support valued at $12,500; and we sold 6,000 shares to an investor for $3,000.

     In January 2010, we issued 282,353 shares of our common stock valued at $.25 per share to persons who held anti-dilution rights.

     In January 2010, we issued (i) 120,000 shares of our common stock to Bayport Holding Company, LLC, the personal holding company of Jeffrey Brain, our Chief Financial Officer, as $30,000 in aggregate compensation (at $.25 per share) accrued $3,000 per month from March through December 2009; and (ii) 119,505 shares of our common stock to Bayport Holding Company, LLC as bonus compensation due to Mr. Brain in the amount of $29,876.

     In January 2010, we issued 120,000 shares of our common stock to Randall Letcavage, our former Chief Executive Officer, as $30,000 in aggregate compensation (at $.25 per share) accrued $3,000 per month from March through December 2009.

     Between April 30, 2009, and January 15, 2010, we issued an aggregate 5,200,000 shares of our common stock for an aggregate cash consideration of $1,300,000 (or $.25 per share) to 110 investors.

     In April 2009, we issued an aggregate of 1,600,000 shares of our common stock to founders at a price of $.001, which was at the par value of our common stock. In April 2009, we also issued 3,200,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock to George Adams, Sr. in exchange for certain assets, including patents and patent applications, that were owned by Mr. Adams.

     In December 2009, we issued an additional 400,000 shares to Mr. Adams for certain assets held by him. We also issued 200,000 shares of our common stock to Frederick Feck upon conversion of a convertible note.

     The above shares were issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) and Regulation D, Rule 506 promulgated thereunder, as the issuance of the stock did not involve a public offering of securities based on the following:

     *    the  investors   represented  to  us  that  they  were  acquiring  the
          securities for their own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;

     * we provided each investor with written disclosure prior to sale that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;

     * the investors agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;

     * each investor had knowledge and experience in financial and other business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us;

     * each investor was given information and access to all of our documents, records, books, officers and directors, our executive offices and our warehouse facility, pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;

     * each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;

     * we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;

     * we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;

     * we placed a legend on each certificate or other document that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;

     *    we placed stop transfer instructions in our stock transfer records;

     *    we  sold   securities  to  less  than  35  individuals  who  were  not
          "accredited investors" as defined in Rule 501 of Regulation D promulgated under the 33 Act;

     * no underwriter was involved in the offering and the only registered broker-dealer involved in the offering was Marquis Financial Services to whom we paid commissions in the amount of $6,500 (equal to 10% of the $65,000 raised by Marquis Financial Services in the offering); and

     * we made independent determinations that such persons were sophisticated or accredited investors and that they were capable of analyzing the merits and risks of their investment in us, that they understood the speculative nature of their investment in us and that they could lose their entire investment in us.

ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. See also the disclosures under "Cautionary Statement" following the Table of Contents in this Annual Report.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR YEAR ENDED DECEMBER 31, 2010 AND FOR THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO DECEMBER 31, 2010, SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN PART IV, ITEM 15 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

     As of the date of this 10-K filing, we continue to add between one and three new dealers for our patented, energy-saving Smart Skylights(TM) each week. We recently contracted with Denver-based AIA Industries, Inc., a leader in custom manufacture of quality plastic and structural glass skylights for residential and commercial applications, to distribute Ciralight's sun-tracking GPS Smart Skylights(TM) in addition to their own line of standard and circular skylights. This is significant because AIA makes their own custom line of skylights and decided to become a dealer for Ciralight because they feel that our Smart Skylights(TM) technology is the future of eco-friendly, energy-saving, natural light for businesses and homes.

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

RESULTS OF OPERATIONS OF THE COMPANY

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 WITH THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO DECEMBER 31, 2009.

     NET SALES. Net sales for year ended December 31, 2010 were $774,105 compared to $640,425 for the period from February 26, 2009 (inception) to December 31, 2009. The increase of $133,680 in net sales for 2010 represents a 21% increase over the net sales in 2009.

     Sales and demand for our products have been increasing each quarter. Lower sales in 2009 were attributable to the transition time required for our Company to move, setup and commence the new operations, set up our sales force, as well as address former company customer, investor and supplier issues, raise our working capital, and a self-imposed 60 day period, during which we refrained from making new sales while product improvements were being completed. As a result of the efficiencies we implemented, our sales increased steadily during 2010.

     COST OF SALES. Cost of sales for the year ended December 31, 2010 was $609,796 on net revenue of $774,105, representing 79% of net sales, compared to the period from February 26, 2009 (inception) to December 31, 2009 in which cost of sales was $563,249 on net sales of $640,425, representing 88% of net sales.

     The reduction of cost of sales as a percentage of net sales in 2010, compared to 2009, was achieved by implementing a number of changes in the business operations. These included stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit for the year ended December 31, 2010 was $164,309, providing a gross profit margin of 21% compared to gross profit for period from February 26, 2009 (inception) to December 31, 2009 of $77,176, providing a gross profit margin of 12%.

     During 2009 and 2010, in an effort to address issues experienced by customers that purchased product from the prior company, Ciralight, Inc., we sold replacement parts or parts that had been purchased by customers, but never shipped to old customers by the prior company, at our cost. Our gross profit increased, even though we sold product at cost in order to resolve past issues from the prior company. All of the open issues and problems reported by former customers have been resolved. With the elimination of resolution of past issues, continued product enhancements and refinements to our production process, we anticipate higher gross profit margins in the future.

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the year ended December 31, 2010, total operating expenses were $1,189,111, representing 154% as a percentage of net sales. For the period from February 26, 2009 (inception) to December 31, 2009, total operating expenses were $894,870, representing 140% as a percentage of net sales.

     Research and development expenses for the year ended December 31, 2010 were $61,459, representing 8% of net sales, compared to the period from February 26, 2009 (inception) to December 31, 2009 in which research and development expenses were $22,229, representing 3% of net sales. During 2010, we improved the design and operating efficiency of our energy-saving Smart Skylights(TM)and developed our 4'x8' Smart Skylight(TM), the Suntracker Three(TM).

     Selling and marketing expenses for the year ended December 31, 2010 were $211,151, representing 27% of net sales, compared to the period from February 26, 2009 (inception) to December 31, 2009 in which selling and marketing expenses were $72,847, representing 11% of net sales. During 2010, our marketing efforts have focused on exhibiting and presenting our patented product line and the introduction of the Suntracker Three(TM). In addition to our marketing strategy with architects and builders planning new construction with the emphasis on energy-efficient "Green" buildings, we have progressed towards introducing our Smart Skylights(TM) for homes.

     General and administrative expenses for the year ended December 31, 2010 were $916,501, representing 118% of net sales, compared to the period from February 26, 2009 (inception) to December 31, 2009 in which general and administrative expenses were $799,794, representing 125% of net sales. General and administrative expenses decreased in 2010, as a percentage of sales, as a result of the number of changes in the manner in which our business was operated that were initiated in 2009 and fully implemented during 2010. In 2009 our Company operated with only four employees and outsourced required additional services on an as needed basis. No employees from the prior company were employed or brought over to our Company. They were not part of the rights we acquired and this has created a culture of efficiency and accountability. We eliminated the practice of having consultants and sales people on retainers. Compensation is tied to work completed. We elected not to directly hire sales personnel and instead require that they work for third party dealers and distributors, thus reducing the overhead cost of carrying and supporting an extended staff.

     INCOME TAXES. Management has decided not to record the tax benefit for the year ended December 31, 2010 or for the period from February 26, 2009 (inception) to December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED WITH THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO DECEMBER 31, 2009.

     Net cash used in operating activities was $615,464 and $1,085,168 for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009, respectively. The net cash of $615,464 used in operating activities for the year ended December 31, 2010 is attributable to the net loss of $1,034,416 for the period, offset primarily by a decrease of $112,487 in accounts receivable and an increase in accounts payable of $156,596. The net cash of $1,085,168 used in operating activities for the period from February 26, 2009 (inception) to December 31, 2009 is attributable to the net loss of $820,289 for the period, offset primarily by an increase in accounts receivable of $270,817, an increase in prepayments and deposits of $135,391 and an increase in other payables of $140,916.

     There was no net cash used in investing activities for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009, net cash used in investing activities was a result of the acquisition of $3,500 of business assets.

     Net cash provided by financing activities was $552,819 and $1,354,421 for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009, respectively. Net cash provided by financing activities for both periods was attributable to sales of the Company's common stock through a private offering of $280,000 and $1,242,000 and from the issuance of related party notes of $275,000 and $122,295 for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009, respectively.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

     We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows.

     The following table summarizes our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                  Payments Due by Period
                                         --------------------------------------------------------------------
                                         Total      Less than 1 year    1-3 Years     3-5 Years     5 years +
                                         -----      ----------------    ---------     ---------     ---------
Contractual Obligations:
  Operating Leases                      $ 42,000        $ 42,000        $     --      $     --       $     --
  Services Agreement                      10,260          10,260              --            --             --
  Commitments to Purchase Inventory       43,304          43,304              --            --             --
                                        --------        --------        --------      --------       --------
      Totals:                           $145,564        $145,564        $     --      $     --       $     --
                                        ========        ========        ========      ========       ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements and supplementary data may be found beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     Commencing with our Annual Report for the 2011 fiscal year, we will be required to maintain "disclosure controls and procedures." The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

     Commencing with our Annual Report for the 2011 fiscal year, our management will be responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

     This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

     Changes in internal control over financial reporting.

     We did not change our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:


      Name           Age                Position                  Director Since
      ----           ---                --------                  --------------

Jeffrey S. Brain     51     President, Chief Executive Officer,     April 2009
                            Chief Financial Officer, Chief
                            Operating Officer, Treasurer
                            and Director

Frederick Feck       80     Corporate Secretary and Director        April 2009

     Certain biographical information of our directors and officers is set forth below.

JEFFREY BRAIN, PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, CHIEF OPERATING OFFICER AND A DIRECTOR

     Since March 15, 2009, until the present time, Jeff has been involved in the formation and operation of the Company and currently serves us in the capacities of President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and as a director. Jeff is a successful entrepreneur, recognized civic leader and government strategist. Jeff served as Chief Operating Officer of the Smokey Robinson Food Company from October 2003 until November 2008. Jeff took the company from startup to national distribution in just 18 months. Prior to joining Smokey Robinson Food Company, Jeff was the Founder and President of Valley Vote, Inc., one of the largest government reform organizations in U.S. history. Jeff presided over a Board of Directors of 100 of Los Angeles' top community and business leaders, directed 2,000 volunteers and a team of professional consultants and attorneys.

     As President of Valley Vote, Inc., Jeff was responsible for preparing a $1.1 billion dollar budget and a public service plan to provide police, fire, transportation, parks, utilities, etc. for a city that would be the sixth largest city in the U.S. He also managed all the business functions, including media relations, public speaking, community outreach, budgeting, government structure and public service planning, message development, legislative development and he oversaw the day-to-day administrative staff and operations.

     Prior to forming Valley Vote, Jeff founded Jeff Brain's Real Estate Network, a full service real-estate brokerage and consulting firm based in Los Angeles. Before launching his entrepreneurial ventures, Jeff held the position of Assistant Vice President at Eastern Pacific, a real estate development company. In this role, Jeff was responsible for analyzing, budgeting and syndicating multi-million dollar real estate development projects and managed the Accounting Department. Jeff also served as the Director of Acquisition and Finance at Triangle Investments, Inc., where he was responsible for real estate acquisitions, project analysis, syndications and management.

     Jeff has a Bachelor of Science degree in Finance as well as a Bachelor of Science Degree in Accounting, both from the California State University of Northridge.

FREDERICK FECK, CORPORATE SECRETARY AND A DIRECTOR

     Mr. Feck, age 80, is a Director of the Company and our Corporate Secretary. Mr. Feck has been in the real estate development and construction industry from 1960 until the present time. Mr. Feck developed the first true condominium with Fee Title to cubical air space in California. After the passage of the Medicare bill in late 1965, Mr. Feck entered the health care field syndicating and developing convalescent hospitals. Mr. Feck acted as a general partner in the syndication of a 204 bed convalescent hospital known as The Rio Hondo Convalescent Hospital in Montebello, California. In 1970, Mr. Feck co-founded Environmental Communities, Inc., to manufacture mobile and modular homes from a facility in Corona, California. Mr. Feck sold his interest in 1972 and moved to San Diego County. Mr. Feck formed Calco West, Inc. and was engaged in the development and construction of single family tract homes. Mr. Feck also formed Calco West Realty, Inc. in 1976, a general real estate operation with six offices and a Real Estate School in the North San Diego County area. The company was sold to its employees in 1981. Mr. Feck then formed Calco West Financial Corporation in 1981 for the management of commercial and residential real estate, primarily his own. Mr. Feck was also one of the original founders of the San Marcos National Bank in 1981 and served on its Board of Directors for a period of 14 years. Mr. Feck was born in Maine, attended the University of Maine for two years, moved to California in 1950 and attended Northrop Aeronautical Institute in Los Angeles from which he graduated in 1952 as an aeronautical engineer. He worked for Northrop Aircraft Company on the N-69 Guided Missile Program for two years before going into the service. Mr. Feck served as a pilot in the United States Air Force for five years. Mr. Feck is licensed in California as a general contractor and a real estate broker and also holds a commercial pilot's license.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not currently have an audit committee or a compensation committee.

COMPENSATION OF DIRECTORS

     Our directors do not receive any direct cash compensation for their service on our board of directors. However, in 2010, we granted each of our two directors 100,000 options to purchase shares of our common stock at an exercise price of $.425 per share. Any future director compensation will be determined by our compensation committee, once it is chartered.

SELECTION OF DIRECTORS

     We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) corporate restructuring and performance enhancement; (iv) corporate finance; and (v) experience as a board member of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service.

DIRECTORSHIPS

     During the past five years, none of our directors or persons nominated or chosen to become directors held any other directorship in any company with a class of securities registered pursuant to Section 12 of the 1934 Act or subject to the requirements of Section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

OTHER SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     No family relationship exists between or among any of our officers and directors. However, one of our directors, Frederick Feck, is the brother-in-law of George Adams, Sr., our largest shareholder.

CODE OF BUSINESS CONDUCT AND ETHICS

     On December 14, 2009, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.ciralightglobal.com in the "Governance" section. Ciralight also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Business Conduct and Ethics in the "Governance" section of our website.

ITEM 11. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated.

                           SUMMARY COMPENSATION TABLE


 Name and
 Principal                                               Stock        Option       All Other
 Position         Year(1)    Salary($)     Bonus($)   Awards($)(2)   Awards($)   Compensation($)   Total($)
 --------         -------    ---------     --------   ------------   ---------   ---------------   --------
Jeffrey Brain,      2010     $139,000       $   0      $               $16,946(4)   $41,634(5)     $197,580
Chief Executive     2009     $ 95,500       $   0      $83,726(6)      $     0      $     0        $179,226
and Financial       2008     $      0       $   0      $     0         $     0      $     0        $      0
Officer and
Director

Frederick Feck,     2010     $      0       $   0      $               $ 9,683(7)   $36,000(8)     $ 45,683
Corporate           2009     $      0       $   0      $   400(9)      $     0      $ 9,000(10)    $  9,400
Secretary and       2008     $      0       $   0      $     0         $     0      $     0        $      0
Director

Randall Letcavage,  2010     $      0       $   0      $     0         $     0      $     0        $      0
Former President,   2009     $202,177(11)   $   0      $60,052(12)     $     0      $24,000(13)    $286,229
                    2008     $      0       $   0      $     0         $     0      $     0        $      0

----------
(1) The compensation covered in 2009 includes the period from the Company's inception on February 26, 2009, through December 31, 2009.
(2) The amounts listed in this column for 2009 reflect the fair value of certain contractual rights to receive restricted stock in accordance with the services rendered by such executives and anti-dilution rights granted to such executives during the period from February 26, 2009 (inception) to December 31, 2009. The grant date fair value of the restricted stock issued as founders' shares of the Company's common stock was $.001 per share (the par value of the Company's common stock on April 1, 2009 was utilized to issue the amount of shares of common stock equating to the fair value of the services rendered by Messrs. Letcavage, Brain and Feck as described in footnotes (4), (6) and (7) to the above Summary Compensation Table). The grant date fair value of the restricted stock issued as anti-dilution shares of the Company's common stock as compensation and for services rendered was $.25 per share (the price on December 31, 2009, based on issuances of the Company's common stock to private offering subscribers for cash) was utilized to issue the amount of shares of common stock equating to the value of the services rendered by Messrs. Letcavage and Brain as described in footnotes (4) and (6) to the above Summary Compensation Table). The fair values were determined in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments (FASB ASC
     718).
(3) The amounts listed in this column for 2010 reflect the fair value of certain stock options granted to Messrs. Brain and Feck during 2010. On December 30, 2010, the Company's Board of Directors approved and adopted the Company's 2010 Employee and Consultant Stock Incentive Plan ("Plan") and reserved a total of 800,000 shares of common stock for issuance pursuant to the Plan. On December 30, 2010, the Board of Directors granted a total of 605,000 options at an exercise price of $.425 per share, exercisable over five years from the date of grant. 275,000 stock options were granted to the Company's President, Jeffrey Brain, for achieving certain milestones and for serving on the Board of Directors. 100,000 stock options were granted to Frederick Feck, a Director of the Company, for serving on the Board of Directors in 2010. The fair values were determined in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments (FASB ASC 718).
(4) On December 30, 2010, the Board of Directors granted a total of 605,000 options at an exercise price of $.425 per share, exercisable over five years from the date of grant . 275,000 stock options were granted to the Company's President, Jeffrey Brain, for achieving certain milestones and for serving on the Board of Directors.

(5) Includes (i) $14,256 in health insurance benefits paid by the Company for Mr. Brain and his dependents; (ii) $1,518 as an automobile allowance from the Company; and (iii) $25,860 is royalty payments assigned to Mr. Brain by our majority shareholder, George Adams, Sr. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
(6) Includes (i) $320 as the value of 320,000 founder's shares of the Company's common stock issued at $.001 par value to Mr. Brain in April 2009 for services rendered; (ii) $30,000 as the value of 120,000 shares of common stock issued at $.25 per share to Mr. Brain for services rendered, accrued at $3,000 per month from March through December 2009; (iii) $23,350 as the value of 94,118 anti-dilution shares of common stock issued to Mr. Brain; and (iv) $29,876 as the value of 119,505 shares of common stock issued to Mr. Brain as bonus compensation. All of the above shares of the Company's common stock are beneficially owned by Mr. Brain, but held of record by Bayport Holding Company, LLC, Mr. Brain's personal holding company, and Mr. Brain has sole dispositive and voting control over such shares.
(7) On December 30, 2010, the Board of Directors granted a total of 605,000 options at an exercise price of $.425 per share, exercisable over five years from the date of grant. 100,000 stock options were granted to Frederick Feck, a Director of the Company, for serving on the Board of Directors in 2010.
(8) Represents rental payments to Mr. Feck in the amount of $3,000 per month for the lease of our Corona, California warehouse facility from January 1, 2010,, through December 31, 2010, on a verbal month to month lease.
(9) Represents $400 as the value of 400,000 founder's shares of common stock issued at par value of $.001 per share to Mr. Feck in April 2009 for services rendered.
(10) Represents rental payments to Mr. Feck in the amount of $3,000 per month for the lease of our Corona, California warehouse facility from
     October 1, 2009, through December 31, 2009, on a verbal month to month lease. Mr. Feck allowed us to use this warehouse facility from March through September 2009 on a rent free basis.
(11) During the period  from the  Company's  inception  on  February  26,  2009, through December 31, 2009, the Company paid iCapital Finance, Inc. consulting fees in the amount of $202,177. Mr. Letcavage is the majority owner of iCapital Finance, Inc.
(12) Includes (i) $240 as the value of 240,000 founder's shares of the Company's common stock issued at par value of $.001 per share to Mr. Letcavage in April 2009 for services rendered; (ii) $400 as the value of 400,000 founder's shares of common stock issued at par value of $.001 per share to iCapital Finance, Inc. in April 2009 for services rendered; (iii) $29,412 as the value of 117,647 anti-dilution shares of common stock issued to Mr. Letcavage; and (iv) $30,000 as the value of 120,000 shares issued at $.25 per share to Mr. Letcavage for services rendered, accrued at $3,000 per month from March through December 2009. As the majority owner of iCapital Finance, Inc., Mr. Letcavage has sole dispositive and voting power over the shares held of record by iCapital Finance, Inc.
(13) Represents rental payments to iCapital, Inc. commencing May 1, 2009, in the amount of $3,000 per month on a verbal month to month basis for use of our former executive offices at 2603 Main Street, Suite 1150, Irvine, California 92614. This rental agreement is no longer in effect.

EMPLOYMENT CONTRACTS

     We do not have any employment agreements with our employees or officers.

SHARE-BASED COMPENSATION PLAN

     On December 30, 2010, the Company's Board of Directors approved and adopted the Company's 2010 Employee and Consultant Stock Incentive Plan ("Plan") and reserved a total of 800,000 shares of common stock for issuance pursuant to the Plan. The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses.

                                PLAN INFORMATION

                                                                                                     Number of Securities
                                Number of Securities to be                                         Remaining Available for
                                 Issued Upon Exercise of         Weighted-Average Exercise         Future Issuance Under
                                   Outstanding Options,        Price of Outstanding Options,     Equity Compensation Plans
                                   Warrants and Rights             Warrants and Rights              (excluding column (a))
   Plan Category                           (a)                             (b)                              (c)
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                  --                                --                                --
Approved by Security
Holders

Equity Compensation Plans Not          680,900                           $ 0.46                           119,100
Approved by Security Holders

     Total                             680,900                           $ 0.46                           119,100

Stock options exercisable into an aggregate of 680,900 shares of the Company's common stock were outstanding on December 31, 2010, of which 580,900 were vested on the date granted and 100,000 are scheduled to vest during 2011. No options were exercised during the year ended December 31, 2010. The Black-Scholes option-pricing model was used to estimate the option fair values , in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Since the Company's stock is not yet trading nor does it have an extended history of stock prices or volatility, expected volatility and average contractual life variables were estimated utilizing a weighted average of comparable published volatilities and contractual lives based on industry comparables. Our stock options expire seven to ten years from their grant date. We estimated the expected life, which represents our best estimate of the period of time from the grant date that we expect the stock options to remain outstanding, of all of our stock options for all periods presented using the simplified method specified in ASC 718. Under this method, we estimate the expected life of our stock options as the mid-point between their time to vest and their contractual terms. We applied the simplified method because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited period of time our equity shares have been publicly traded and the significant variations in vesting and contractual terms of the options that we granted. Expected pre-vesting forfeitures were estimated based on expected employee turnover. The fair value of options granted during the year ended December 31, 2010 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.5% and 71.5%, a risk-free interest rate of 0% and a remaining contractual life of between 1.0 and 5.0 years.

COMPENSATION DISCUSSION AND ANALYSIS

     We have prepared the following Compensation Discussion and Analysis to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers.

     We have only two members on our board of directors and do not currently have a compensation committee. However, we intend to expand our board of directors in the near future by appointing or electing at least two new directors who will be deemed to be independent directors. The presence of independent directors on our board of directors will allow us to form and constitute a compensation committee of our board of directors.

     The primary objectives of the compensation committee with respect to executive compensation will be to (i) attract and retain the best possible executive talent available to us; (ii) motivate our executive officers to enhance our growth and profitability and increase shareholder value; and (iii) reward superior performance and contributions to the achievement of corporate objectives.

     The focus of our executive pay strategy will be to tie short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives or benchmarks and to align executive compensation with the creation and enhancement of shareholder value. In order to achieve these objectives, our compensation committee will be tasked with developing and maintaining a transparent compensation plan that will tie a substantial portion of our executives' overall compensation to our sales, operational efficiencies and profitability.

     Our board of directors has not set any performance objectives or benchmarks for 2011, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

     Our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     To our knowledge, the following table sets forth, as of March 18, 2011, information regarding the ownership of our common stock by:

     *    Persons who own more than 5% of our common stock
     *    each of our directors and each of our executive officers; and
     *    all directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares shown, except as otherwise noted.

                                                    Amount and Nature
         Name and Address                          of Beneficial Ownership
      of Beneficial Owner (1)                 Number (2)         Percent (2)
      -----------------------                 ----------         -----------

     George Adams, Sr. (3)                    4,823,224             36.14%
     Jeffrey S. Brain (4)                       799,623              5.99%
     Frederick Feck (5)                         700,000              5.25%
     All officers and directors               1,499,623             11.24%
      as a group (2 persons)

----------
(1) It is the Company's policy to not disclose personal addresses for our officers, directors and shareholders. Therefore, for the purposes of the above table, the address of the persons named above is the Company's address of 15303 Ventura Blvd., 9th Floor, Sherman Oaks, California 91403.
(2) The numbers and percentages set forth in these columns are based on 13,345,207 shares of common stock outstanding as of March 18, 2011. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling security holder has sole or shared voting power or investment power and also any shares, which the selling security holder has the right to acquire within 60 days.
(3) These 4,823,224 shares of common stock together with the 1,000,000 shares of Series A Preferred Stock owned by Mr. Adams results in Mr. Adams having the right to cast 51% of all votes in the election of our directors and on any acquisition or merger transaction in which we may become involved in the future.
(4) Mr. Brain is the beneficial owner of 624,623 shares of our common stock, which are owned of record by Bayport Holding Company, LLC, Mr. Brain's personal holding company. Mr. Brain has sole dispositive and voting power over these shares. Includes options to purchase 175,000 shares of common stock that are exercisable within the next 60 days.
(5) Includes options to purchase 100,000 shares of common stock that are exercisable within the next 60 days.

     There are no arrangements or understandings among the entities and individuals referenced above or their respective associates concerning election of directors or other any other matters which may require shareholder approval.

CHANGES IN CONTROL

     We are not aware of any arrangements that may result in a change in control of the Company.

     By virtue of his ownership of preferred stock with super-majority voting rights over our common stock, Mr. George Adams, Sr. will continue to control the Company after this offering and investors in our common stock will be unable to change control of our board of directors and of our Company. Therefore, the shares being offered for sale by the selling shareholders lack the value normally attributable to voting rights. This could result in a reduction in the value of the shares you own because of their ineffective voting power.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
           INDEPENDENCE.

     Although we have not adopted formal procedures for the review, approval or ratification of transactions with related persons, we adhere to a general policy that such transactions should only be entered into if they are on terms that, on the whole, are no more favorable, or no less favorable, than those available from unaffiliated third parties and their approval is in accordance with applicable law. Such transactions require the approval of our board of directors.

     Our majority shareholder, George Adams, Sr., is entitled to royalty payments of the sale of our products. During 2010, Mr. Adams voluntarily assigned $25,860 of royalty payments due to him to our President, Jeffrey Brain, in recognition of the hard work Mr. Brain was doing for the Company. The amount of this royalty assignment is included in the compensation table under Executive Compensation as "Other Compensation" to Mr. Brain.

     We lease our warehouse facility from Frederick Feck, a Director, for $3,000 per month, on a verbal month to month lease, which management believes is a fair arrangement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     INDEPENDENT PUBLIC ACCOUNTANTS

     The Company has renewed the engagement of HJ Associates & Consultants, LLP to serve as the independent accounting firm responsible for auditing our financial statements for the fiscal year ended December 31, 2010.

     (1) Audit Fees. During the fiscal year ended December 31, 2010, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2010, was $45,000. During the fiscal year ended December 31, 2009, the aggregate fees billed by the Company's auditors, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2009, was $31,592.

     (2) Audit-Related Fees related to S-1 registration statement reviews during the year ended December 31, 2010 and 2009, totaling $18,580 and $0 for audit-related services other than as set forth in paragraph (1) above.

     (3) Tax Fees. Our auditors provided tax preparation services of $1,120 and $0 during the fiscal years ended December 31, 2010 and 2009, respectively.

     (4) All Other Fees. None.

     (5) Audit Committee's Pre-Approval Policies and Procedures.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Principal Accountants are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     * approved by our audit committee (which consists of our entire board of directors); or
     * entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

     The  board  of  directors   pre-approves  all  services   provided  by  our
independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by our principal accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our principal accountants' independence.

     During the 2009 and 2008 fiscal years, the Company used the following pre-approval procedures related to the selection of our independent auditors and the services they provide: unanimous consent of all directors via a board resolution.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements

         Financial statements for Ciralight Global, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a)(2)   Financial Statement Schedule

         Financial Statement Schedule for Ciralight Global, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a)(3)   See the "Index to Exhibits" set forth below.

(b)      See Exhibit Index below for exhibits required by Item 601 of Regulation
         S-K

                                  EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-B

Exhibit No.                           Description
-----------                           -----------
3(i).1* Articles of Incorporation of Ciralight West, Inc. filed February 26, 2009, with the Secretary of

3(i).2* Certificate of Amendment to the Articles of Incorporation filed on March 13, 2009, with the Secretary of State of Nevada(changing name to Ciralight Global, Inc.).

3(i).3* Certificate of Amendment to the Articles of Incorporation filed on April 22, 2009, with theSecretary of State of Nevada.

3(ii)*         By-Laws of Ciralight Global, Inc.

4.1* Certificate of Designation of Series A Preferred Stock filed on July 22, 2009, with the Secretaryof State of Nevada

10.1* Exchange of Stock for Assets Agreement dated as of April 1, 2009, by and between Ciralight Global, Inc. and George Adams, Sr.

10.2*          Amendment  to  Exchange  of Stock  for  Assets  Agreement  by and
               between  Ciralight  Global,Inc.   and  George  Adams,  Sr.  dated
               December 15, 2009.

10.3* Assignment of Issued United States Patent and Pending United States Patent Application dated December 17, 2009

10.4* Domestic Non-Exclusive Dealer Agreement(undated and unsigned prototype)

10.5*          Domestic   Non-Exclusive   Distribution   Agreement(undated   and
               unsigned prototype)

10.6* Domestic Non-Exclusive Dealer Agreement by and between Ciralight Global, Inc. and Globalight Energy Solutions, LLC dated as of December 1, 2009

10.7* Domestic Non-Exclusive Dealer Agreement by and between Ciralight Global, Inc. and Chaparral Green Energy Solutions, LLC dated as of January 1, 2010

10.8*          Domestic  Non-Exclusive  Dealer Agreement dated December 1, 2009,
               by  and   between   Ciralight   Global,   Inc.   and  Green  Tech
               Design-Build, Inc.

10.9* International Distribution Agreement dated January 15, 2010, by and between Ciralight Global, Inc. and ZEEV Shimon & Sons, Ltd.

10.10* International Dealership Agreement dated June 18, 2009, by and between Ciralight Global, Inc. and RSB Construction LTD.

10.11* Domestic Non-Exclusive Dealer Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and J-MACS Consulting, LLC.

10.12* Domestic Non-Exclusive Dealer Agreement dated April 15, 2010, by and between Ciralight Global, Inc. and The Energy Solutions Group Worldwide, LLC.

10.13* Domestic Non-Exclusive Dealer Agreement dated April 15, 2010, by and between Ciralight Global, Inc. and Kemper & Associates, Inc., d/b/a Total Roofing & Reconstruction.

10.14* Domestic Non-Exclusive Dealer Agreement dated December 1, 2009, by and between Ciralight Global, Inc. and Eco-Smart, Inc.

10.15* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.16* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.17*         Material   Terms  and  Conditions  of  Verbal  Office  Lease  for
               Executive Offices in Irvine, California.

10.18*         Material   Terms  and  Conditions  of  Verbal  Office  Lease  for
               Warehouse/Offices in Corona, California

14*            Code of Business Conduct and Ethics

21**           Subsidiaries.

31.1** Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2** Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1**         906 Certification of Principal Executive Officer

32.2**         906 Certification of Principal Financial Officer

----------
*    Incorporated  by  reference  from  the  Company's  Form  S-1   registration
     statement filed with the Securities and Exchange Commission (File No. 333-165638) that went effective on July 29, 2010.
**   Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Ciralight Global, Inc.


Dated: March 24, 2011                     /s/ Jeffrey S. Brain
                                          --------------------------------------
                                      By: Jeffrey S. Brain
                                      Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 24, 2011                     /s/  Jeffrey S. Brain
                                          --------------------------------------
                                      By: Jeffrey S. Brain
                                      Its: President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer) Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated: March 24, 2011                     /s/ Frederick Feck
                                          --------------------------------------
                                      By: Frederick Feck
                                      Its: Corporate Secretary and Director

FINANCIAL STATEMENTS

     Our audited financial statements for the Year Ended December 31,2010 and for the period from February 26, 2009 (inception) to December 31, 2009, follow, commencing on page F-1.

                             CIRALIGHT GLOBAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number
                                                                     -----------

Report of Independent Registered Public Accounting Firm                  F-2

Balance Sheets as of December 31, 2010 and 2009                          F-3

Statements of Operations for the Year Ended December 31, 2010 and
for the period from February 26, 2009 (inception) to December 31, 2009   F-4

Statement of Changes in Stockholder's Equity for period from
February 26, 2009 (inception) to December 31, 2010                       F-5

Statements of Cash Flows for the Year Ended December 31, 2010 and
for the period from February 26, 2009 (inception) to December 31, 2009   F-6

Notes to Financial Statements                                            F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Ciralight Global, Inc.
Irvine, California

We have audited the accompanying balance sheets of Ciralight Global, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ciralight Global, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.


/s/ HJ Associates & Consultants, LLP
--------------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 24, 2011

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                                            December 31,
                                                                                     2010                 2009
                                                                                  ----------           ----------
                                     ASSETS

Current assets:
  Cash                                                                            $  203,108           $  265,753
  Accounts receivable                                                                148,787              300,547
  Notes receivable - related party                                                    75,454               69,865
  Inventory                                                                          228,106              176,521
  Prepaid expenses and other current assets                                           53,804              135,391
                                                                                  ----------           ----------
      Total current assets                                                           709,259              948,077
                                                                                  ----------           ----------
Property and equipment, net                                                           10,024               20,337
Intangible assets, net                                                                28,861               30,523
                                                                                  ----------           ----------

      Total assets                                                                $  748,144           $  998,937
                                                                                  ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $  211,015           $   54,419
  Advances payable - related party                                                   200,000                   --
  Convertible note payable                                                                --              324,927
  Other payables                                                                      45,372              202,847
                                                                                  ----------           ----------
      Total current liabilities                                                      456,387              582,193
                                                                                  ----------           ----------

Stockholders' equity
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding               1,000                1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   13,289,207 and 10,368,000 shares issued and outstanding, respectively              13,289               10,368
  Additional paid-in capital                                                       2,132,173            1,225,665
  Accumulated deficit                                                             (1,854,705)            (820,289)
                                                                                  ----------           ----------
      Total stockholders' equity                                                     291,757              416,744
                                                                                  ----------           ----------

      Total liabilities and stockholders' equity                                  $  748,144           $  998,937
                                                                                  ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                            STATEMENTS OF OPERATIONS

                                                                                  For the period from
                                                                 For the           February 26, 2009
                                                                Year Ended           (inception) to
                                                                December 31,          December 31,
                                                                   2010                   2009
                                                               ------------           ------------
Sales                                                          $    774,105           $    640,425

Cost of goods sold                                                  609,796                563,249
                                                               ------------           ------------
Gross profit                                                        164,309                 77,176
                                                               ------------           ------------

Operating expenses
  Research and development expenses                                  61,459                 22,229
  Selling and marketing expenses                                    211,151                 72,847
  General and administrative expenses                               916,501                799,794
                                                               ------------           ------------
Total operating expenses                                          1,189,111                894,870
                                                               ------------           ------------

Loss from operations                                             (1,024,802)              (817,694)
                                                               ------------           ------------

Other income
  Interest expense (net)                                             (9,614)                (2,595)
                                                               ------------           ------------
Total other expense                                                  (9,614)                (2,595)
                                                               ------------           ------------

Net loss                                                       $ (1,034,416)          $   (820,289)
                                                               ============           ============

Basic and diluted loss per share                               $      (0.09)          $      (0.11)
                                                               ============           ============

Weighted average shares used in per share calculation            11,729,651              7,543,444
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                        STATEMENT OF STOCKHOLDER'S EQUITY
     For the period from February 26, 2009 (inception) to December 31, 2010

                                              Common Stock         Preferred Stock
                                            ----------------       ---------------     Additional
                                                         Par                   Par       Paid in    Accumulated      Total
                                            Shares      Value      Shares     Value      Capital      Deficit        Equity
                                            ------      -----      ------     -----      -------      -------        ------
BALANCE AT INCEPTION FEBRUARY 26, 2009            --   $    --          --   $    --   $       --   $        --   $        --

Issuance of Founder's Shares               1,600,000     1,600          --        --       (1,600)           --            --

Common Stock Issued For Asset Acquisition
at predecessor cost of $0.09 (Note 5)      3,200,000     3,200          --        --      224,282            --       227,482

Preferred Stock Issued For Asset
 Acquisition at $0.01 (Note 5)                    --        --   1,000,000     1,000           --            --         1,000

Common Stock Issued For Private
 Placement at $0.25                        4,968,000     4,968          --        --    1,237,032            --     1,242,000

Stock Offering Costs                              --        --          --        --       (9,874)           --        (9,874)

Common Stock Issued For Asset Acquisition
 at predecessor cost  (Note 5)               400,000       400          --        --     (291,975)           --      (291,575)

Common Stock Issued For Conversion
 of Note Payable and Interest at $0.25       200,000       200          --        --       49,800            --        50,000

Rent Donation By Related Party                    --        --          --        --       18,000            --        18,000

Net Loss                                          --        --          --        --           --      (820,289)     (820,289)
                                          ----------   -------   ---------   -------   ----------   -----------   -----------
BALANCE DECEMBER 31, 2009                 10,368,000    10,368   1,000,000     1,000    1,225,665      (820,289)      416,744

Common Stock Issued For Private
 Placement at $0.25                          232,000       232          --        --       57,768            --        58,000

Common Stock Issued For Private
 Placement at $0.50                          444,000       444          --        --      221,556            --       222,000

Common Stock Issued As Anti-Dilution
 Shares For Compensation And Services
 Rendered at $0.25                           282,353       282          --        --       70,306            --        70,588

Common Stock Issued For Accrued
 Compensation at $0.25                       359,505       359          --        --       89,517            --        89,876

Common Stock Issued For Conversion
 of Notes Payable and Interest at $0.25    1,552,408     1,553          --        --      386,549            --       388,102

Common Stock Issued For Conversion
 of Notes Payable and Interest at $0.50       50,941        51          --        --       25,419            --        25,470

Stock Options Issued For Services                 --        --          --        --       51,574            --        51,574

Stock Offering Costs                              --        --          --        --       (2,181)           --        (2,181)

Rent Donation by Related Party                    --        --          --        --        6,000            --         6,000

Net Loss                                          --        --          --        --           --    (1,034,416)   (1,034,416)
                                          ----------   -------   ---------   -------   ----------   -----------   -----------

BALANCE DECEMBER 31, 2010                 13,289,207   $13,289   1,000,000   $ 1,000   $2,132,173   $(1,854,705)  $   291,757
                                          ==========   =======   =========   =======   ==========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS

                                                                                          For the period from
                                                                       For the Year        February 26, 2009
                                                                          Ended             (inception) to
                                                                       December 31,           December 31,
                                                                          2010                   2009
                                                                      ------------           ------------
Cash flows from operating activities:
  Net Loss                                                            $ (1,034,416)          $   (820,289)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Options issued for services                                            51,574                     --
     Depreciation and amortization                                          11,976                 15,254
     Contribution of rent from a related party                               6,000                 18,000
     Bad debt expense                                                       39,273                     30
  Changes in operating assets and liabilities
     Increase in inventory                                                 (51,585)               (17,425)
     Decrease (increase) in accounts receivable                            112,487               (270,817)
     Decrease (increase) in prepayments and deposits                        81,587               (135,391)
     Increase in note receivable - related party                            (5,589)               (69,865)
     Increase in accounts payable                                          156,596                 54,419
     (Decrease) increase in other payables                                  16,633                140,916
                                                                      ------------           ------------
           Net cash used in operating activities                          (615,464)           ( 1,085,168)
                                                                      ------------           ------------
Cash flows from investing activities:
  Acquisition of business assets                                                --                 (3,500)
                                                                      ------------           ------------
           Net cash used in investing activities                                --                 (3,500)
                                                                      ------------           ------------
Cash flows from financing activities:
  Cash from sale of common stock                                           280,000              1,242,000
  Proceeds from note payable                                               275,000                122,295
  Stock offering costs                                                      (2,181)                (9,874)
                                                                      ------------           ------------
           Net cash provided by financing activities                       552,819              1,354,421
                                                                      ------------           ------------

Net (decrease) increase in cash                                            (62,645)               265,753

Cash, beginning of period                                                  265,753                     --
                                                                      ------------           ------------

Cash, end of period                                                   $    203,108           $    265,753
                                                                      ============           ============

Supplemental cash flow information:
  Interest paid                                                       $      9,614           $      2,632
                                                                      ============           ============
  Income taxes paid                                                   $         --           $         --
                                                                      ============           ============

Non-cash investing and financing activities
  Common stock issued for accrued compensation                        $     89,876           $      1,600
                                                                      ============           ============
  Debt and liabilities settled with common stock                      $    484,160           $     50,000
                                                                      ============           ============
  Accrued interest expense added to principal amount of debt          $     14,783           $         --
                                                                      ============           ============


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


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

In order to provide working capital, Ciralight Global, Inc. sold common stock through a private placement that raised $1,300,000 with the sale of 5,200,000 shares at a price of $0.25 per share from April 30, 2009 and January 15, 2010.
During the third and fourth quarters of 2010, the Company sold common stock through a private placement that raised $222,000 with the sale of 444,000 shares at a price of $0.50 per share.

Reclassifications

Certain reclassifications have been made to prior year income statement amounts to conform to the current year presentation.

2. Liquidity and Operations:

The Company had net losses of $1,034,416 and $820,289, for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009, respectively,

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


2. Liquidity and Operations: (continued)

As of December 31, 2010, the Company had cash and cash equivalents of approximately $203,000. In addition, the Company had accounts receivable of approximately $149,000, inventory on hand at a cost valuation of approximately $228,000, with a market valuation of over $475,000, all fully paid for, and accounts payable of approximately $211,000. As of March 15, 2011, with orders for over 700 units scheduled to be shipped during the next six months, the Company is confident that it has sufficient liquidity for the next twelve months.

3. Summary of Significant Accounting Policies:

Concentration of Cash Risk

The Company maintains its cash accounts primarily with banks located in Utah. The total cash balances are insured by the FDIC up to $250,000 per bank. At times, the amount of the Company's cash and cash equivalent exceeds the balance insured by the FDIC.

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At December 31, 2010, management deemed that all accounts receivable were fully collectible and that no bad debt reserve was required.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At December 31, 2010 no reserve was required.

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

Stock  Offering  Costs  -  During  2009  and  2010,  the  Company  recorded  the organizational costs associated with the private placement offering as additional paid in capital and expensed the costs associated with taking the company public.

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at December 31, 2010.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


3. Summary of Significant Accounting Policies: (continued)

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

Warranty Costs - Commencing April 1, 2009, the Company provided a five-year warranty covering the labor and materials associated with its installations. Effective September 1, 2009, the Company changed the coverage to ten years in the U.S. The Company's "advanced skylights" are warranted by the manufacturer for 10 years, generally. The Company (at its option) will repair, replace or give credit for the original purchase price on any of its products or parts. An accrual for a loss contingency has been made, since warranty expenses to date have been consistent and a reasonable estimate of future expenses can be made, in accordance with FASB ASC 460-10-50-8 (c)).

Changes in the liability for product warranty were as follows:

                                                                        Product
                                                                       Warranty
                                                                       --------
Liability at February 26, 2009 (inception)                             $     --
  Settlements made during the period                                     (3,355)
  Change in liability for warranties issued during the period            12,358
  Change in liability for preexisting warranties                            473
                                                                       --------
Liability at December 31, 2009                                            9,476

Settlements made during the period                                       (7,425)
Change in liability for warranties issued during the period               4,415
Change in liability for preexisting warranties                            3,010
                                                                       --------

Liability at December 31, 2010                                         $  9,476
                                                                       ========

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amounts expensed for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009 were $61,459 and $22,229, respectively.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $211,151 and $72,847, respectively, for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009 and consisted of the following:

                                                       2010               2009
                                                     --------           --------
Booth rental and advertising fees                    $ 17,367           $ 16,570
Event staffing, travel and shipping                    25,705             22,193
Marketing consultants and materials                    29,326             10,665
Royalty fees                                           13,240             15,260
Commissions                                           111,393              6,736
Sales support, recruitment and travel                  14,120              1,423
                                                     --------           --------

Total Selling and Marketing Expenses                 $211,151           $ 72,847
                                                     ========           ========

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


3. Summary of Significant Accounting Policies: (continued)

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At December 31, 2010, accrued royalties totaled $18,249.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $916,870 and $799,794, respectively, for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009 and consisted of the following:

                                                        2010              2009
                                                      --------          --------
Depreciation and amortization                         $ 11,976          $  1,817
Computer and internet                                   13,042             9,567
Insurance                                               32,824             4,811
Membership fees                                          6,445             4,260
Payroll and compensation                               340,096           385,240
Accounting fees                                        104,728            61,204
Legal fees                                             152,871            74,012
Consulting fees                                         89,018           171,573
Rent and occupancy expenses                             20,186            54,450
Warehouse expenses                                      54,706            11,083
Travel expenses                                         21,839            10,195
Interest expense                                         6,249                 0
Office and administrative expenses                      23,248            11,552
Bad debt expense                                        39,273                30
                                                      --------          --------

Total General & Administrative Expenses               $916,501          $799,794
                                                      ========          ========

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2010, two distributors had balances representing 22% or more of the Company's accounts receivable.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


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

The Company recognizes stock compensation expense by recording employee stock-based compensation using the fair value recognition provisions of
Accounting Standards Codification ("ASC") Topic 718 ("ASC 718") using the modified prospective transition method, and recording non-employee stock-based compensation expense in accordance with ASC Topic 505.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


4. Balance Sheet Information:

Cash and Cash Equivalents consisted of the following at December 31,

                                                      2010                2009
                                                    --------            --------
Checking account                                    $201,376            $265,583
Savings accounts                                         502                  76
Petty cash                                             1,230                  94
                                                    --------            --------

Total Cash and cash equivalents                     $203,108            $265,753
                                                    ========            ========

Notes receivable - related party - As of December 31, 2010, the Company holds a note receivable from the President and Chief Executive Officer of the Company, Randall Letcavage, with an original balance of $69,865. This note accrues interest at an annual rate of 8% from the effective date of January 15, 2010. Certain terms of this note receivable were amended and replaced on March 18, 2010, with the following terms: The Company was granted a security interest in and to 329,647 shares of Company common stock owned by Randall Letcavage as collateral for the repayment of the note receivable and the note receivable is due and payable on November 1, 2010. The balance of the note, including accrued interest, at December 31, 2010 was $75,454. Subsequent to December 31, 2010, during the first quarter of 2011, the Company recorded the satisfaction for the full amount of principal and accrued interest due on the note receivable.

Inventory consisted of the following at December 31,

                                                      2010                2009
                                                    --------            --------
Finished units and components                       $205,501            $153,916
Packaging crates and materials                        22,605              22,605
                                                    --------            --------

Total Inventory                                     $228,106            $176,521
                                                    ========            ========

Prepaid  expenses and other current  assets consist of the following at December
31,

                                                      2010                2009
                                                    --------            --------
Purchase order prepaid deposits                     $ 43,304            $ 98,468
Deposits on account                                   10,500               3,000
Private offering costs                                    --              33,823
Employee advances                                         --                 100
                                                    --------            --------

Total Prepayments and deposits                      $ 53,804            $135,391
                                                    ========            ========

Purchase order prepaid deposits represent the prepayment required under the agreements with several suppliers of our inventory components.

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows at December 31,

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


4. Balance Sheet Information: (continued)

                                                    2010                 2009
                                                  --------             --------
Furniture and equipment                           $  7,950             $  7,950
Vehicles                                             2,771                2,771
Tooling costs                                       22,983               22,983
Convention display                                   1,817                1,817
                                                  --------             --------
Property and equipment                              35,521               35,521
                                                  --------             --------
Less Accumulated depreciation                      (25,497)             (15,184)
                                                  --------             --------

Total Property and equipment, net                 $ 10,024             $ 20,337
                                                  ========             ========

Depreciation expense for the annual periods ended December 31, 2010 and 2009 was $10,313 and $15,184, respectively, and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows at Decmber 31,

                                                    2010                 2009
                                                  --------             --------
Patent and patent applications                    $ 30,593             $ 30,593
Less Accumulated amortization                       (1,732)                 (70)
                                                  --------             --------

Total Intangible assets, net                      $ 28,861             $ 30,523
                                                  ========             ========

Amortization expense for the annual periods ended December 31, 2010 and 2009 was $1,663 and $69, respectively, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Advances payable-related party - On December 30,2010, Terry Adams advanced the Company $200,000 for short term working capital purposes, as represented by the advances payable-related party amount of $200,000 at December 31, 2010. The Company repaid the $200,000 advance to Terry Adams on January 5, 2011.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


4. Balance Sheet Information: (continued)

Convertible Notes Payable - Related Parties - The Company had Convertible Notes Payable - Related Parties consisting of the following at December 31,

                                                          2010            2009
                                                        --------        --------
Note payable - George Adams, Sr                         $     --        $250,547
Note payable - Terry Adams                                    --          74,380
                                                        --------        --------

Total Convertible notes payable - related parties       $     --        $324,927
                                                        ========        ========

Notes Payable:

As of March 31, 2009, the Company had a loan payable to Mr. Feck, one of the Company's directors, in the amount of $35,629, relating to his payments of certain Company general and administrative expenses between March 13, 2009 and March 31, 2009. At September 30, 2009, the Company had a loan payable to Mr. Feck in the amount of $48,507, relating to his payments of certain Company expenses between March 13, 2009 and September 15, 2009. On October 1, 2009 the loan was converted into a convertible note, which was issued to Mr. Feck. On December 1, 2009, Mr. Feck elected to convert the principal and accrued interest on this note into 200,000 shares of our common stock at $0.25 per share.

As of December 31, 2010, the Company had issued two Notes Payable with related parties. On December 15, 2009, the Company secured the title to the one U.S. patent and patent applications pending in Canada, Europe, Mexico and the United States as provided in the Adams Agreement, described in Note 1, above. As required in the Adams Agreement, as amended, on December 15, 2009, the Company executed a Convertible Promissory Note in the amount of $250,000 to Mr. Adams and issued to Mr. Adams an additional 400,000 shares of common stock in consideration of Mr. Adams' transfer of ownership of the U.S. patent and the patent applications pending in Canada, Europe, Mexico and the United States to the Company. The $250,000 note with Mr. Adams bears interest at the prime rate plus 2%, is due on December 15, 2012 and Mr. Adams has the right to convert the principal amount of the note into shares of the Company's common stock at $0.25 per share. The balance of the note, including accrued interest, at December 31, 2009 was $250,547. In addition, Terry Adams, the son of Mr. George Adams, Sr., loaned the Company $73,788 on November 5, 2009 in exchange for a Convertible Promissory Note for the amount loaned. The $73,788 note with Terry Adams bears interest at the prime rate plus 2%, is due on December 15, 2012 and Terry Adams has the right to convert the principal amount of the note into shares of the Company's common stock at $.25 per share. The balance of the note, including accrued interest, at March 31, 2010 was $74,380. During the third quarter of 2010, the note holders elected to convert the principal and accrued interest on their notes into common stock shares of the Company at $0.25 per share.

On August 20, 2010, the Company executed a Convertible Promissory Note in the amount of $25,000 to Mr. Iwata. The $25,000 note with Mr. Iwata bears interest at the prime rate plus 2%, is due on August 19, 2012 and Mr. Iwata has the right to convert the principal amount of the note into shares of the Company's common stock at $.50 per share. During the fourth quarter of 2010, Mr. Iwata elected to convert the principal and accrued interest on this note into 50,941 shares of our common stock at $0.50 per share.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


4. Balance Sheet Information: (continued)

Other Payables - The Company had Other Payables consisting of the following at December 31,

                                                    2010                  2009
                                                  --------              --------
Royalty fees payable                              $ 18,249              $ 15,260
Accrued warranty expense                             9,476                 9,476
Accrued compensation                                17,647               178,111
                                                  --------              --------

Total Other payables                              $ 45,372              $202,847
                                                  ========              ========

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At December 31, 2010, accrued royalties totaled $18,249.

Accrued Compensation - The Chief Executive Officer and Chief Financial Officer of the Company were each due $30,000 in aggregate compensation resulting from $3,000 per month accrued for each of them from March through December 2009. In addition, the Chief Financial Officer was due additional compensation of $29,876 for the period from February 26, 2009 (inception) to December 31, 2009. Additionally, the Company accrued $88,235 relating to anti dilution rights which was converted to common stock in January, 2010.

5. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 13,289,207 issued and outstanding common stock shares as of December 31, 2010. Details of the issued and outstanding common stock shares are shown below.

Common stock shares issued as of December 31, 2010 are as follows:

                                                                      Amount of
                                                                        Shares
                 Description                                            Issued
                 -----------                                          ----------
Stock issued for acquisition of assets                                 3,600,000
Stock issued for legal services  (founder's  shares)                     240,000
Stock issued for consulting services (founder's shares)                  240,000
Stock issued as compensation  (founder's  shares)                      1,120,000
Stock issued to private offering subscribers                           5,644,000
Stock issued for compensation and services rendered                      641,878
Stock issued for conversion of note payable                            1,803,349
                                                                      ----------

Total common stock shares issued                                      13,289,207
                                                                      ==========

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


5. Stockholders' Equity: (continued)

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

During the three month period ended March 31, 2010, a total of 944,446 shares of common stock at $.25 per share were issued on January 15, 2010, consisting of 232,000 shares from sales of our stock through a Private Placement Offering, 282,353 shares as anti-dilution shares for compensation and services rendered and 359,505 shares for accrued compensation and bonus compensation.

During the three month period ended September 30, 2010, a total of 1,576,408 shares of common stock were issued, consisting of 1,552,408 shares at $.25 per share for the conversion of notes payable and accrued interest for the aggregate amount of $388,102 and 24,000 shares from sales of our stock through a Private Placement Offering at $.50 per share for an aggregate amount of $12,000.

During the three month period ended December 31, 2010, a total of 470,941 shares of common stock were issued, consisting of 50,941 shares at $.50 per share for the conversion of a note payable and accrued interest in the amount of $25,470 and 420,000 shares from sales of our stock through a Private Placement Offering at $.50 per share for an aggregate amount of $210,000.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


5. Stockholders' Equity: (continued)

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

6. Stock Options and Warrants:

As of December 31, 2010, the Company had not issued any warrants.

In January 2010, we entered into a stock option agreement with an individual in recognition of his past activities in the development of the products manufactured by the Company. The individual has the option to purchase up to 75,900 shares of common stock at $.75 per share. The option expires the sooner of one year after the effective date of the Company's registration statement and the stock begins trading or five years from the date of the stock option agreement.

On December 30, 2010, the Company's Board of Directors approved and adopted the Company's 2010 Employee and Consultant Stock Incentive Plan ("Plan") and reserved a total of 800,000 shares of common stock for issuance pursuant to the Plan. The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses.

On December 30, 2010, the Board of Directors granted a total of 605,000 options at an exercise price of $.425 per share, exercisable over five years from the date of grant. We entered into eight stock option agreements with five individuals in recognition of various services performed for the Company. The individuals have the option to purchase a certain amount of shares of common stock at $.425 per share. The options expire on December 15,2015. Jeffrey S. Brain, the Company's President, Chief Executive Officer and Director, entered into four stock option agreements relating to assisting the Company with its registration process and becoming a publicly traded Company, entering into a certain contract with a major customer and for serving on the Company's board of directors. Mr. Brain was granted options to purchase an aggregate of 275,000 shares of common stock. Frederick Feck, the Company's Corporate Secretary and Director, entered into a stock option agreement for serving on the Company's board of directors and was granted options to purchase 100,000 shares of common stock. Jacqui Matsumoto, a Company employee, entered into a stock option agreement for significant contributions to the Company and was granted options to purchase 30,000 shares of common stock. David E. Wise, the Company's corporate securities counsel, entered into a stock option agreement for legal services to the Company and was granted options to purchase 100,000 shares of common stock. Terry Adams, a Company founder and investor, entered into a stock option agreement for significant contributions to the Company and was granted options to purchase 100,000 shares of common stock.

Stock options exercisable into an aggregate of 680,900 shares of the Company's common stock were outstanding on December 31, 2010, of which 580,900 were vested on the date granted and 100,000 are scheduled to vest during 2011. No options were exercised during the year ended December 31, 2010. The Black-Scholes option-pricing model was used to estimate the option fair values , in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This option-pricing model requires a number of assumptions, of which the most

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


6. Stock Options and Warrants: (continued)

significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Since the Company's stock is not yet trading nor does it have an extended history of stock prices or volatility, expected volatility and average contractual life variables were estimated utilizing a weighted average of comparable published volatilities and contractual lives based on industry comparables. Expected pre-vesting forfeitures were estimated based on expected employee turnover. The fair value of options granted during the year ended December 31, 2010 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.5% and 71.5%, a risk-free interest rate of 0% and a remaining contractual life of between 1.0 and 5.0 years.

The following table summarizes the activity of stock options for the year ended December 31, 2010.

                                                                        Weighted
                                                    Number of           Average
                                                     Shares             Exercise
                                                   Outstanding           Price
                                                   -----------           -----
Balance, December 31, 2009                                 --           $   --
  Options granted                                     680,900             0.46
  Options exercised                                        --               --
  Options forfeited or expired                             --               --
                                                     --------           ------

Balance, December 31, 2010                            680,900           $ 0.46
                                                     ========           ======

The weighted average fair value of options granted during the year ended December 31, 2010 was $0.09 per option and there were no options exercised during the same period. The value recorded for the outstanding exercisable options at December 31, 2010 was $51,574.

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

In February 2010, we entered into an eighteen month services agreement with a construction data company regarding Smart BIM; the construction and maintenance of databases relating to customers, sales leads and marketing strategies. As a result of the agreement, commencing April 1, 2010, we will pay $1,140 per month for a period of eighteen months.

The Company, as of December 31, 2010 has no additional financial commitments that would represent long term commitments on behalf of the Company.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


7. Commitments and Contingencies: (continued)

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Our agreements with several of our inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of December 31, 2010, purchase order prepaid deposits totaled approximately $43,000 with three of our major suppliers.

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

As described in Note 4, above, on March 31, 2010, the Company holds a note receivable from the President and Chief Executive Officer of the Company, Randall Letcavage.

As described in Note 7, above, the Company leases warehouse space from one of our directors, Frederick Feck and a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The Company has recorded contributed capital of $6,000 relating to the value of the use of the residence for the benefit of the Company for the year ended December 31, 2010.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


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

On December 30,2010, Terry Adams advanced the Company $200,000 for short term working capital purposes, as represented by the advances payable-related party amount of $200,000 at December 31, 2010. The Company repaid the $200,000 advance to Terry Adams on January 5, 2011.

9. Share Based Compensation

In January 2010, 352,941 common stock shares at $.25 per share, with an aggregate value of $88,235, were issued as compensation and for services rendered in order to satisfy the anti-dilution rights. The Chief Executive Officer and Chief Financial Officer of the Company were each due $30,000 in aggregate compensation resulting from $3,000 per month accrued for each of them from March through December 2009. In addition, the Chief Financial Officer was due additional compensation of $29,876 for the period from February 26, 2009 (inception) to December 31, 2009. Our board of directors granted anti-dilution rights to Jeffrey Brain, iCapital Finance, Inc. (a company owned by Randall Letcavage, our former Chief Executive Officer, and his business partner, Rosemary Nguyen), Randall Letcavage and David E. Wise, our securities counsel. These anti-dilution rights entitled Jeffrey Brain, iCapital Finance, Inc., Randall Letcavage and David E. Wise to acquire additional shares of our common stock at $.25 per share in order to maintain their original percentage ownership in the our common stock. The rights entitled the holders to acquire additional shares as a result of the private offering conducted by the Company. The anti-dilution rights agreement entitled the holders to acquire their additional shares prior to March 31, 2010, at the same share price of $.25 that subscribers were purchasing stock for in the private offering. The holders, other than iCapital Finance, exercised their rights during December 2009.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010


10. Income Taxes: (continued)

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:

                                                   2010                2009
                                                 --------            --------
Deferred tax assets
  NOL Carryover                                  $610,012            $246,468
  Accrued expenses-related party                    6,088                 444

Deferred tax liabilities
  Due to related parties                               --                  --

Valuation allowance                              (616,100)           (246,912)
                                                 --------            --------

Net deferred tax asset                           $     --            $     --
                                                 ========            ========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009 due to the following:

                                                   2010                  2009
                                               ----------            ----------
Book Income                                    $ (403,422)           $ (316,008)
Accrued expenses-related party                      5,643                   444
Stock and options for services and
 contributed rent                                 103,283                69,465
Meals & Entertainment                                 796                 1,985
Unrealized Loss                                        --                    --
Valuation allowance                               293,700               244,114
                                               ----------            ----------

                                               $       --            $       --
                                               ==========            ==========

At December 31, 2010, the Company had net operating loss carryforwards of approximately $1,564,100 that may be offset against future taxable income from the year 2011 through 2030. No tax benefit has been reported in the March 31, 2010 or December 31, 2009 consolidated financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010

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

While some of the defendants have answered the Complaint, none of them has filed a counterclaim against us in this case. We are in settlement negotiations with various defendants in this case. Recently, we dismissed Defendant Greg Schmaltz from the case as a result of a settlement agreement with Defendant Schmaltz pursuant to which we released him from any liability to us and he, in turn, released us from any liability to him or his company, First Team Marketing and Communications. As a result of this settlement agreement, Defendant Schmalz dismissed Lawsuits A and B described below. We do not believe we have any legal exposure in this case.

On January 14, 2010, we were served with process in two lawsuits, which we deemed to be frivolous. Both of these lawsuits were filed in the Superior Court of the State of California for the County of Orange, Central Justice Center (Case No. 30-2010, 00334139) ("Lawsuit A"). Lawsuit A is styled First Team Marketing and Communications vs. Ciralight Global, Inc., Ciralight, Inc. and DOES 1-25. Lawsuit A is a suit on an open book account in the amount of approximately $62,000. We believe that this suit should have been brought against Ciralight, Inc., a defunct corporation, with whom we have no affiliation or relationship. The second of these lawsuits (Case No. 30-2010, 003344479) ("Lawsuit B") is styled Greg Schmalz Consultants LLC vs. Ciralight Global, Inc., Ciralight, Inc. and DOES 1-25. Lawsuit B is a suit on an open book account in the amount of approximately $34,000. As discussed above, Lawsuits A and B have been dismissed.

12. Change in Officers and Directors:

On March 18, 2010, Randall Letcavage resigned as Chief Executive Officer, President and a director of the Company in order to continue and concentrate on his other businesses. Going forward, Mr. Letcavage will be available to assist and contribute to the Company in a less demanding role.

On March 19, 2010, a majority of Company directors resolved to accept Randall Letcavage's resignation as of March 18, 2010, appointed Jeffrey Brain to serve as the Company's Chief Executive Officer and President in addition to his existing positions of Chief Operating officer and Chief Financial Officer and appointed Terry Adams a member of the Board of Directors of the Company at such time as the Company obtains Director and Officer liability insurance. As of March 23, 2009, Terry Adams is not a Director, since the insurance coverage has not been obtained

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                For the Year Ended December 31, 2010 and for the
                  period from February 26, 2009 (inception) to
                                December 31, 2010

13. Major Customers

Net sales for the year ended December 31, 2010 and for the period from February 26, 2009 (inception) to December 31, 2009, include sales to the following major customers, together with the receivables due from those customers:

                                   Sales
                                                         For the Period from
                                                          February 26, 2009
                                Year Ended                  (inception) to
                                December 31,                  December 31,
Customer                           2010                          2009
--------                          -------                      -------
Customer A*                       143,018                           --
Customer B                        106,085                      313,402

                            Accounts Receivable as of

                                               December 31,
Customer                           2010                          2009
--------                          -------                      -------
Customer A*                         1,253                           --
Customer B                         39,911                      127,562

----------
* Customer A was not determined to be a major customer for the period from February 26, 2009 (inception) to December 31, 2009.

14. Subsequent Events:

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On January 5, 2011, the Company made a payment of $200,000 to Terry Adams as repayment of the $200,000 Mr. Adams advanced the Company on December 30,2010 for working capital purposes.

In January 2011, 6,000 common stock shares at $0.50 per share, with an aggregate value of $3,000, were issued for cash, resulting from sales of our stock through a Private Placement Offering.

On February 14, 2011, Mr. George Adams, Sr. advanced the company $50,000 for short term working capital purposes.

During March 2011, the Company issued 25,000 common stock shares at $0.50 per share to Craig Arrojo pursuant to an agreement for engineering services entered into by the Company. The services were valued at $12,500.

During March 2011, the Company issued 25,000 shares of common stock at $.50 per share to
William Robinson Jr., a/k/a Smokey Robinson, pursuant to an agreement for product promotional services entered into by the Company. The services were valued at $12,500.

During the first quarter of 2011, the Company recorded the satisfaction for the full amount of principal and accrued interest due on the note receivable from the Company's former President and Chief Executive Officer, Randall Letcavage. The balance of the note, including accrued interest, was $75,454 at December 31, 2010.

During the first  quarter  of 2011,  the  Company  has  continued  to enter into
numerous  Dealer   Agreements  with  authorized   dealers  regarding  the  sale,
installation and servicing of our products.