Form 10-Q
period 2011-03-31
Ciralight Global, Inc.
filed 2011-05-16
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION FROM __________ TO __________.

                         Commission File Number: 0-54036


                             CIRALIGHT GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-4549003
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

670 E. Parkridge, Suite 112, Corona, CA                             92879
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2011, there were 13,347,207 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                             CIRALIGHT GLOBAL, INC.
                               Report on Form 10-Q

                      For the Quarter Ended March 31, 2011

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Balance Sheets as of March 31, 2011 (Unaudited) and
         December 31, 2010                                                     3

         Statements of Operations for the Three Months Ended
         March 31, 2011 and 2010 (Unaudited)                                   4

         Statements of Cash Flows for the Three Months Ended
         March 31, 2011 and 2010 (Unaudited)                                   5

         Notes to Unaudited Financial Statements as of March 31, 2011          6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           26

Item 4.  Controls and Procedures                                              26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    29

Item 1A. Risk Factors                                                         29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          29

Item 3.  Defaults Upon Senior Securities                                      29

Item 4.  (Removed and Reserved)                                               29

Item 5.  Other Information                                                    29

Item 6.  Exhibits                                                             30

SIGNATURES                                                                    32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                 2011                   2010
                                                                             ------------           ------------
                                                                              (Unaudited)
                                     ASSETS

Current assets:
  Cash & cash equivalents                                                    $     64,675           $    203,108
  Accounts receivable                                                             109,080                148,787
  Notes receivable - related party                                                     --                 75,454
  Inventory                                                                       231,785                228,106
  Prepaid expenses and other current assets                                        66,749                 53,804
                                                                             ------------           ------------
      Total current assets                                                        472,289                709,259
                                                                             ------------           ------------

Property and equipment, net                                                         8,270                 10,024

Intangible assets, net                                                             28,445                 28,861
                                                                             ------------           ------------

      Total assets                                                           $    509,004           $    748,144
                                                                             ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $    114,302           $    211,015
  Advances payable - related parties                                              200,000                200,000
  Deferred revenue                                                                 53,122                     --
  Other payables                                                                   48,112                 45,372
                                                                             ------------           ------------
      Total current liabilities                                                   415,536                456,387
                                                                             ------------           ------------
Stockholders' equity
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding            1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   13,345,207 and 13,289,207 shares issued and outstanding, respectively           13,345                 13,289
  Additional paid-in capital                                                    2,166,079              2,132,173
  Accumulated deficit                                                          (2,086,956)            (1,854,705)
                                                                             ------------           ------------
      Total stockholders' equity                                                   93,468                291,757
                                                                             ------------           ------------

      Total liabilities and stockholders' equity                             $    509,004           $    748,144
                                                                             ============           ============


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                            March 31,
                                               -----------------------------------
                                                   2011                   2010
                                               ------------           ------------
Sales                                          $    166,692           $    286,436

Cost of goods sold                                  143,483                167,350
                                               ------------           ------------

Gross profit                                         23,209                119,086
                                               ------------           ------------
Operating expenses
  Research and development expenses                  19,940                  6,572
  Selling and marketing expenses                     42,198                 28,878
  General and administrative expenses               193,322                342,595
                                               ------------           ------------
      Total operating expenses                      255,460                378,045
                                               ------------           ------------

Loss from operations                               (232,251)              (258,959)
                                               ------------           ------------
Other income
  Interest expense (net)                                 --                  1,161
                                               ------------           ------------
      Total other expense                                --                  1,161
                                               ------------           ------------

Net loss                                       $   (232,251)          $   (257,798)
                                               ============           ============

Basic loss per share                           $      (0.02)          $      (0.02)
                                               ============           ============
Weighted average shares used in
 per share calculation                           13,308,496             11,312,446
                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                         2011                 2010
                                                                      ----------           ----------
Cash flows from operating activities:
  Net Loss                                                            $ (232,251)          $ (257,798)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for compensation and services                    25,000                   --
     Options issued for services                                           4,462                1,301
     Depreciation and amortization                                         2,170                4,485
     Contribution of rent from a related party                             1,500                   --
     Bad Debt Expenses                                                     6,030               32,364
  Changes in operating assets and liabilities
     Increase in inventory                                                (3,679)             (65,083)
     Decrease in accounts receivable                                      33,677               15,620
     (Increase) decrease in prepayments and deposits                     (12,945)              55,853
     Decrease in note receivable - related party                          35,244               (1,161)
     (Decrease) increase in accounts payable                             (56,403)              92,731
     Increase in notes payable - related parties                              --                4,249
     Increase (decrease) in other payables                                 2,740                5,440
     Increase in deferred revenue                                         53,122                   --
                                                                      ----------           ----------
Net cash used in operating activities                                   (141,433)            (111,999)
                                                                      ----------           ----------
Cash flows from investing activities:

Net cash used in investing activities                                         --                   --
                                                                      ----------           ----------
Cash flows from financing activities:
  Cash from sale of common stock                                           3,000               58,000
  Payment of Related Party Note Payable                                 (200,000)                  --
  Increase in Related Party Advances                                     200,000                   --
                                                                      ----------           ----------
Net cash provided by financing activities                                  3,000               58,000
                                                                      ----------           ----------

Net (decrease) increase in cash                                         (138,433)             (53,999)

Cash, beginning of period                                                203,108              265,753
                                                                      ----------           ----------

Cash, end of period                                                   $   64,675           $  211,754
                                                                      ==========           ==========
Supplemental cash flow information:
  Interest paid                                                       $       --           $       --
                                                                      ==========           ==========
  Income taxes paid                                                   $       --           $       --
                                                                      ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


1. Background:

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Liquidity and Operations:

The Company had net losses of $232,251 and $257,798 for the three month periods ended March 31 2011 and 2010, respectively.

As of March 31, 2011, the Company had cash and cash equivalents of $64,675. In addition, the Company had accounts receivable of approximately $109,000, inventory on hand at a cost valuation of approximately $232,000, with a market valuation of over $475,000, all fully paid for, and accounts payable of approximately $114,000. In order to satisfy the Company's short term working capital needs for operating expenses, the Company's Board of Directors approved the borrowing of up to $300,000 as a revolving line of credit. The revolving line of credit consists of advances from related parties and amounted to $200,000 as of March 31, 2011. The Company is in the process of finalizing an agreement with the Adams in which the Company will grant one stock option for each dollar loaned by the Adams for the maximum amount borrowed by the Company against the line of credit. The agreement shall be for a term of one year and the options will have an exercise price of $.50 per option, will be exercisable over five years and will vest quarterly, based on the amount of credit line outstanding at the end of each calendar quarter. In addition, the interest rate agreed upon is 2% over the treasury rate on the outstanding amount of the credit line.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


4. Summary of Significant Accounting Policies:

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

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At March 31, 2011, management deemed that a bad debt reserve of $6,030 was required for accounts receivable that may not be fully collectible.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At March 31, 2011 no reserve was required.

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

Stock Offering Costs - During 2009 and 2010, the Company recorded the organizational costs associated with private placement offerings as additional paid in capital and expensed the costs associated with taking the company public.

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at March 31, 2011.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


4. Summary of Significant Accounting Policies: (continued)

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

Changes in the liability for product warranty were as follows:

                                                                        Product
                                                                       Warranty
                                                                       --------
Liability at December 31, 2010                                         $  9,476
  Settlements made during the period                                         --
  Change in liability for warranties issued during the period                --
  Change in liability for preexisting warranties                             --
                                                                       --------
Liability at March 31, 2011                                            $  9,476
                                                                       ========

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amount expensed for the three month period ended March 31, 2011 and 2010 were $19,940 and $6,572, respectively.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $42,198 and $28,878 for the three month period ended March 31, 2011 and 2010, respectively.

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. As of March 31, 2011, accrued and unpaid royalties in the amount of $5,380, related to our sale of 269 units, are reflected on our financial statements.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $193,322 and $342,595 for the three month period ended March 31, 2011 and 2010, respectively.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of March 31, 2011, two distributors each had balances representing approximately 34% of the Company's accounts receivable.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


4. Summary of Significant Accounting Policies: (continued)

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

By recording employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification ("ASC") Topic 718 ("ASC 718") using the modified prospective transition method, and recording non-employee stock-based compensation expense in accordance with ASC Topic 505, the Company recognized stock compensation expense of $25,000 for the three months ended March 31, 2011.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


5. Balance Sheet Information:

Cash and Cash Equivalents consisted of the following at March 31, 2011:

                Checking account                         $63,227
                Savings accounts                              18
                Petty cash                                 1,430
                                                         -------
                Total Cash and cash equivalents          $64,675
                                                         =======

Notes receivable - related party - As of December 31, 2010, the Company held a note receivable from the President and Chief Executive Officer of the Company, Randall Letcavage, with an original balance of $69,865. This note accrued interest at an annual rate of 8% from the effective date of January 15, 2010. Certain terms of this note receivable were amended and replaced on March 18, 2010, with the following terms: The Company was granted a security interest in and to 329,647 shares of Company common stock owned by Randall Letcavage as collateral for the repayment of the note receivable and the note receivable is due and payable on November 1, 2010. The balance of the note, including accrued interest, at December 31, 2010 was $75,454. On January 3, 2011, the Company recorded the satisfaction for the full amount of principal and accrued interest due on the note receivable.

Inventory consisted of the following at March 31, 2011:

                Finished units and components           $209,180
                Packaging crates and materials            22,605
                                                        --------
                Total Inventory                         $231,785
                                                        ========

Prepaid expenses and other current assets consist of the following at March 31, 2011:

                Purchase order prepaid deposits          $56,249
                Deposits on account                       10,500
                                                         -------
                Total Prepayments and deposits           $66,749
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

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows:

                Furniture and equipment                 $  7,950
                Vehicles                                   2,771
                Tooling costs                             22,983
                Convention display                         1,817
                                                        --------
                Property and equipment                    35,521
                                                        --------
                Less Accumulated depreciation            (27,251)
                                                        --------
                Total Property and equipment, net       $  8,270
                                                        ========

Depreciation expense for the three month period ended March 31, 2011 was $1,754 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


5. Balance Sheet Information: (continued)

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows:

                Patent and patent applications          $ 30,593
                Less Accumulated amortization             (2,148)
                                                        --------
                Total Intangible assets, net            $ 28,445
                                                        ========

Amortization expense for the three month period ended March 31, 2011 was $416, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Advances Payable - related parties - During the first quarter of 2011, Terry Adams and George Adams, Sr. each advanced the Company $100,000 for short term working capital purposes, as represented by the advances payable-related parties amount of $200,000 at March 31, 2011. On April 1, 2011, the Company agreed to exchange the advances payable amount for options at an exercise price of $.50 per option that will be exercisable over five years.

Deferred Revenue - There was an aggregate amount of $53,122 received from customers as of March 31, 2011, for products that had not yet been shipped to them, since our revenue recognition policy is that revenue on our skylights and parts is recognized when the units or parts ship to the customer.

Other Payables - As of March 31, 2011, the Company had Other Payables consisting of the following:

                Royalty fees payable                     $20,989
                Accrued warranty expense                   9,476
                Accrued compensation                      17,647
                                                         -------
                Total Other payables                     $48,112
                                                         =======

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. The royalty fees payable amount at March 31, 2011 was $20,989 and represents accrued royalties on 269 units due to Mr. Adams.

Accrued Compensation - The prior Chief Executive Officer of the Company is due $17,647 in aggregate compensation resulting from accrued compensation.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


6. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 13,345,207 issued and outstanding common stock shares as of March 31, 2011. Details of the issued and outstanding common stock shares are shown below:

                                                                     Amount of
                Description                                        shares issued
                -----------                                        -------------
Stock issued for acquisition of assets                               3,600,000
Stock issued for legal services (founder's shares)                     240,000
Stock issued for consulting services (founder's shares)                240,000
Stock issued as compensation (founder's shares)                      1,120,000
Stock issued to private offering subscribers                         5,650,000
Stock issued for compensation and services rendered                    691,858
Stock issued for conversion of notes payable                         1,803,349
                                                                    ----------
Total                                                               13,345,207
                                                                    ==========

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

During the three month period ended March 31, 2011, a total of 56,000 shares of common stock at $.50 per share were issued, consisting of 6,000 shares from sales of our stock through a Private Placement Offering and 50,000 shares for engineering and promotional services rendered.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


6. Stockholders' Equity: (continued)

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

7. Stock Options and Warrants:

As of March 31, 2011, the Company had not issued any warrants.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


7. Stock Options and Warrants: (continued)

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

The following table summarizes the activity of stock options for the three months ended March 31, 2011:

                                                             Weighted
                                           Number of          Average
                                            Shares           Exercise
                                          Outstanding          Price
     Balance, December 31, 2010             680,900           $  .46
       Options granted                           --               --
       Options exercised                         --               --
       Options forfeited or expired              --               --
                                           --------           ------
     Balance, March 31, 2011                680,900           $  .46
                                           ========           ======

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


7. Stock Options and Warrants: (continued)

The weighted average fair value of options granted during the year ended December 31, 2010 was $0.09 per option and there were no options exercised during the same period. During the three months ended March 31, 2011, there were no options granted nor were there any options exercised. The value recorded for the outstanding exercisable options at March 31, 2011 was $56,037.

8. Commitments and Contingencies:

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

The Company, as of March 31, 2011 has no additional financial commitments that would represent long term commitments on behalf of the Company.

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

9. Related Party Transactions:

As described in Note 7, above, the Company leases warehouse space from one of our directors, Frederick Feck and a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The Company has recorded contributed capital of $6,000 relating to the value of the use of the residence for the benefit of the Company for the year ended December 31, 2010.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


9. Related Party Transactions: (continued)

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

During the first quarter of 2011, Terry Adams and George Adams, Sr. each advanced the Company $100,000 for short term working capital purposes, as represented by the advances payable-related parties amount of $200,000 at March 31, 2011. On April 1, 2011, the Company agreed to exchange the advances payable amount for options at an exercise price of $.50 per option that will be exercisable over five years.

10. Share Based Compensation:

In January 2010, 352,941 common stock shares at $.25 per share, with an aggregate value of $88,235, were issued as compensation and for services rendered in order to satisfy the anti-dilution rights. The Chief Executive Officer and Chief Financial Officer of the Company were each due $30,000 in aggregate compensation resulting from $3,000 per month accrued for each of them from March through December 2009. In addition, the Chief Financial Officer was due additional compensation of $29,876 for the period from February 26, 2009

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


10. Share Based Compensation: (continued)

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2011
                                   (Unaudited)


12. Subsequent Events:

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On April 1, 2011, the Company's Board of Directors approved the borrowing of up to $300,000 from members of the Adams family as a revolving line of credit in relation to the advances from related parties in the amount of $200,000 recorded as of March 31, 2011. In exchange, the Company will grant one stock option for each dollar loaned by the Adams for the maximum amount borrowed by the Company against the line of credit. The agreement, currently being formalized by the parties, shall be for a term of one year and the options will have an exercise price of $.50 per option, will be exercisable over five years and will vest quarterly, based on the amount of credit line outstanding at the end of each calendar quarter. In addition, the interest rate agreed upon is 2% over the treasury rate on the outstanding amount of the credit line.

On April 1, 2011, the Company's Board of Directors approved expanding and filling the number of board members to five directors.

During April of 2011, 2,000 outstanding options were exercised at an exercise price of $.75 per option for an aggregate amount of $1,500.

Subsequent  to March 31,  2011,  the Company has  continued to enter into Dealer
Agreements  with  authorized  dealers  regarding  the  sale,   installation  and
servicing of our products.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN
ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

     NET SALES. Net sales for the three months ended March 31, 2011 were $166,692 compared to net sales of $286,436 for the three months ended March 31, 2010. While raising capital and redesigning our products, we have accumulated a substantial amount of orders. These orders will begin to be shipped as we commence filling the back orders.

     Orders and demand for our products have been increasing each quarter. While implementing efficiencies, our gross profit was $23,209 for the three months ended March 31, 2011 compared to $119,086 for the three months ended March 31, 2010.

     COST OF SALES. Cost of sales for the three months ended March 31, 2011 was $143,483 on net revenue of $166,692, representing 86%, and providing a gross profit of 14%. Cost of sales for the three months ended March 31, 2010 was $167,350 on net revenue of $286,436, representing 58%, and providing a gross profit of 42%.

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

     GROSS PROFIT. Gross profit for the three months ended March 31, 2011 was $23,209, providing a gross profit margin of 14%. Gross profit for the three months ended March 31, 2010 was $119,086, providing a gross profit margin of 42%.

     During the majority of 2010, in an effort to address issues experienced by customers that purchased product from the prior company, Ciralight, Inc., we sold replacement parts or parts that had been purchased, but never shipped to old customers, at our cost. Our gross profit increased, even though we sold product at cost in order to resolve past issues from the prior company. All of the open issues and problems reported by former customers have been resolved. With the elimination and resolution of past issues, continued product enhancements and refinements to our production process, we anticipate higher gross profit margins in the future.

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the three months ended March 31, 2011 and 2010, total operating expenses were $255,460 and $378,045, respectively. As a percentage of sales, operating expenses were approximately 153% for the three months ended March 31, 2011.

     Reduced operating expenses have resulted from a number of changes in the manner in which the business was operated. In 2010, our Company operated with only four employees and outsourced required additional services on an as needed basis. No employees from the prior company were employed or brought over to our Company. They were not part of the rights we acquired and this has created a culture of efficiency and accountability. We eliminated the practice of having consultants and sales people on retainers. Compensation is tied to work completed. We elected not to directly hire sales personnel and instead require that they work for third party dealers and distributors, thus reducing the overhead cost of carrying and supporting an extended staff.

     Additional expense reductions are attributable to our occupancy expenses. During the three months ended March 31, 2011, our occupancy expenses were $10,703 for our offices and warehouse.

     INCOME TAXES. For the three months ended March 31, 2011, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010.

     Net cash used in operating activities was $141,433 and $111,999 for the three month periods ended March 31, 2011 and 2010, respectively. Net cash used in operating activities the three months ended March 31, 2011 was attributable primarily to a decrease in accounts payable and increases in prepayments and deposits for the period. Net cash used in operating activities for the three months ended March 31, 2010 was attributable primarily to an increase in inventory and a decrease in other payables.

     There was no net cash used in investing activities for the three month periods ended March 31, 2011 and 2010.

     Net cash provided by financing activities was $3,000 and $58,000 for the three month periods ended March 31, 2011 and 2010, respectively. Net cash provided by financing activities for both periods was attributable to sales of the Company's common stock through a private offering.

MATERIAL IMPACT OF KNOWN EVENTS ON LIQUIDITY

     The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of March 31, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

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

     While we would like to grow our business with our cash flow, a robust increase in orders for our products, delays in collection of our accounts receivable and/or the occurrance of unforeseen expenses would likely necessitate our continuing our capital raising transaction into the second and third quarters of 2011.

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

     The following table summarizes our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                  Payments Due by Period
                                                     ------------------------------------------------
                                                     Less than
                                          Total       1 year      1-3 Years     3-5 Years   5 years +
                                          -----       ------      ---------     ---------   ---------
Contractual Obligations:
  Advances payable - related parties    $200,000     $200,000     $     --      $     --     $     --
  Interest Payments (1)                   12,000       12,000           --            --           --
  Operating Leases                        37,800       37,800           --            --           --
  Services Agreement                       6,840        6,840           --            --           --
  Commitments to Purchase Inventory       56,249       56,249           --            --           --
                                        --------     --------     --------      --------     --------
        Totals:                         $312,889     $312,889     $     --      $     --     $     --
                                        ========     ========     ========      ========     ========

----------
(1) Advances payable - related parties bear interest at the rate of Prime Rate (as quoted in the Wall Street Journal) plus 2% per annum and estimated interest payments are expected to be paid upon payment or satisfaction of the advances.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Jeffrey S. Brain, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of March 31, 2011, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again at March 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of March 31, 2011, December 31, 2010, September 30, 2010 and March 31, 2010 during its assessment of our internal control over financial reporting as follows:

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of March 31, 2011.

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

     We believe that the above five initiatives had been at least partially, if not fully, implemented by March 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2011.

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our March 31, 2011 financial statements. However, it is reasonably possible that, if not re-mediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended March 31, 2011, we did not make any changes in Internal Control over Financial Reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since December 31, 2010, the Company issued the following unregistered shares of Common Stock:

                      Number of         Aggregate            Nature of
Date of Issue       Shares Issued      Sales Price          Transaction
-------------       -------------      -----------          -----------
March 1, 2011          25,000            $12,500      In exchange for engineering services
March 1, 2011          25,000            $12,500      In exchange for product promotional services
March 1, 2011           6,000            $ 3,000      Cash purchase
April 15, 2011          2,000            $ 1,500      Cash exercise of options

     Management believes the above shares of Common Stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The certificates representing such shares bear the standard 1933 Act restrictive legend and the investors have executed documents representing that the shares were being acquired for investment purposes only and not with a view the distribution thereof. No broker or underwriter was involved in any of the above transactions. The proceeds from the cash sales are being used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. (REMOVED AND RESERVED).

     Not applicable.

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

                                  CIRALIGHT GLOBAL, INC.


Date: May 16, 2011                /s/ Jeffrey S.  Brain
                                  ----------------------------------------------
                                  Jeffrey S.  Brain
                                  President, Chief Executive Officer and
                                  Chief Financial Officer (Principal Accounting,
                                  Executive and Financial Officer)