Form 10-Q
period 2011-06-30
Ciralight Global, Inc.
filed 2011-08-15
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION FROM __________ TO __________.

                         Commission File Number: 0-54036


                             CIRALIGHT GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-4549003
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

15303 Ventura Blvd., 9th Floor, Sherman Oaks, California           91403
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2011, there were 14,226,967 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                             CIRALIGHT GLOBAL, INC.
                               Report on Form 10-Q

                       For the Quarter Ended June 30, 2011

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010      3

     Statements of Operations for the Three and Six Month Periods Ended
     June 30, 2011 and 2010 (Unaudited)                                        4

     Statements of Cash Flows for the Six Months Ended June 30, 2011 and
     2010 (Unaudited)                                                          5

     Notes to Unaudited Financial Statements as of June 30, 2011               6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           30

Item 4.  Controls and Procedures                                              30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    33

Item 1A. Risk Factors                                                         33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          33

Item 3.  Defaults Upon Senior Securities                                      33

Item 4.  (Removed and Reserved)                                               33

Item 5.  Other Information                                                    33

Item 6.  Exhibits                                                             34

SIGNATURES                                                                    36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                                    June 30,             December 31,
                                                                                      2011                   2010
                                                                                  ------------           ------------
                                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                                         $    215,707           $    203,108
  Accounts receivable                                                                  246,306                148,787
  Notes receivable - related party                                                          --                 75,454
  Inventory                                                                            191,325                228,106
  Prepaid expenses and other current assets                                             51,852                 53,804
                                                                                  ------------           ------------
      TOTAL CURRENT ASSETS                                                             705,190                709,259
                                                                                  ------------           ------------
Property and equipment, net                                                              5,092                 10,024
Intangible assets, net                                                                  28,030                 28,861
                                                                                  ------------           ------------

      TOTAL ASSETS                                                                $    738,312           $    748,144
                                                                                  ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                $    177,561           $    211,015
  Advances payable - related parties                                                   202,625                200,000
  Deferred revenue                                                                      11,637                     --
  Other payables                                                                        53,722                 45,372
                                                                                  ------------           ------------
      TOTAL CURRENT LIABILITIES                                                        445,545                456,387
                                                                                  ------------           ------------

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding                 1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   14,014,207 and 13,289,207 shares issued and outstanding, respectively                14,014                 13,289
  Additional paid-in capital                                                         2,517,852              2,132,173
  Accumulated deficit                                                               (2,240,099)            (1,854,705)
                                                                                  ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                                       292,767                291,757
                                                                                  ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    738,312           $    748,144
                                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                            STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended              For the Six Months Ended
                                                           June 30,                               June 30,
                                               -------------------------------        -------------------------------
                                                   2011               2010                2011               2010
                                               ------------       ------------        ------------       ------------
Sales                                          $    410,435       $    122,557        $    577,127       $    408,993
Cost of goods sold                                  293,951             56,812             437,434            224,162
                                               ------------       ------------        ------------       ------------
Gross profit                                        116,484             65,745             139,693            184,831
                                               ------------       ------------        ------------       ------------
Operating expenses
  Research and development expenses                  11,670              9,729              31,610             16,301
  Selling and marketing expenses                     60,648             55,203             102,847             84,082
  General and administrative expenses               181,939            166,691             374,417            509,286
                                               ------------       ------------        ------------       ------------
Total operating expenses                            254,257            231,623             508,874            609,669
                                               ------------       ------------        ------------       ------------
Loss from operations                               (137,773)          (165,878)           (369,181)          (424,838)
                                               ------------       ------------        ------------       ------------
Other income (expense)
  Interest income (expense)                         (15,369)             1,950             (16,213)             3,112
                                               ------------       ------------        ------------       ------------
Total other income (expense)                        (15,369)             1,950             (16,213)             3,112
                                               ------------       ------------        ------------       ------------

Net loss                                       $   (153,142)      $   (163,928)       $   (385,394)      $   (421,726)
                                               ============       ============        ============       ============

Basic and diluted loss per share               $      (0.01)      $      (0.01)       $      (0.03)      $      (0.04)
                                               ============       ============        ============       ============
Weighted average shares used in per
 share calculation                               13,448,680         11,312,446          13,378,887         11,239,395
                                               ============       ============        ============       ============


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS

                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                              2011                 2010
                                                                           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                 $ (385,394)          $ (421,726)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Common stock issued for compensation and services                         25,000              178,111
     Options issued for services                                                8,924                1,301
     Options issued for financing costs                                        11,480
     Depreciation and amortization                                              5,763                7,160
     Contribution of rent from a related party                                  3,000                9,000
     Bad debt expenses                                                         26,156                   --
  Changes in operating assets and liabilities
     Decrease (increase) in inventory                                          36,781             (152,895)
     (Increase) decrease in accounts receivable                              (123,675)              32,737
     Decrease in prepayments and deposits                                       1,952               96,397
     Decrease (increase) in notes receivable - related party                   35,244               (2,559)
     (Decrease) increase in accounts payable                                    6,756              107,581
     Increase in notes payable accrued interest - related parties               2,625                8,546
     Increase in deferred revenue                                              11,637                   --
     Increase (decrease) in other payables                                      8,350             (180,351)
                                                                           ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                             (325,401)            (316,698)
                                                                           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

           NET CASH USED IN INVESTING ACTIVITIES                                   --                   --
                                                                           ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from sale of common stock                                              336,500               58,000
  Cash from exercise of options                                                 1,500                   --
  Payment of related party note payable                                      (200,000)                  --
  Increase in related party advances                                          200,000                   --
  Proceeds from note payable - related party                                       --               25,000
                                                                           ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                          338,000               83,000
                                                                           ----------           ----------
Net Increase (Decrease) in cash                                                12,599             (233,698)
Cash, beginning of period                                                     203,108              265,753
                                                                           ----------           ----------

Cash, end of period                                                        $  215,707           $   32,055
                                                                           ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                            $       --           $       --
                                                                           ==========           ==========
  Income taxes paid                                                        $       --           $       --
                                                                           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

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

Reclassifications

Certain reclassifications have been made to prior periods amounts to conform to the current periods presentations.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Liquidity and Operations:

The Company had net losses of $385,394 and $421,726 for the six month periods ended June 30 2011 and 2010, respectively.

As of June 30, 2011, the Company had cash and cash equivalents of $215,707. In addition, the Company had accounts receivable of approximately $246,000, inventory on hand at a cost valuation of approximately $191,000, with a market valuation of over $400,000, all fully paid for, and accounts payable of approximately $178,000. In order to satisfy the Company's short term working capital needs for operating expenses, the Company's Board of Directors approved the borrowing of up to $300,000 as a revolving line of credit. The revolving line of credit consists of advances from related parties and amounted to $200,000 as of June 30, 2011. The Company is in the process of finalizing an agreement with the Adams in which the Company will grant one stock option for each dollar loaned by the Adams for the maximum amount borrowed by the Company against the line of credit. The agreement shall be for a term of one year and the options will have an exercise price of $.50 per option, will be exercisable over five years and will vest quarterly, based on the amount of credit line outstanding at the end of each calendar quarter. In addition, the interest rate agreed upon is 2% over the treasury rate on the outstanding amount of the credit line.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

4. Summary of Significant Accounting Policies:

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash accounts primarily with banks located in California. The total cash balances are insured by the FDIC up to $250,000 per bank. At times, the amount of the Company's cash and cash equivalent exceeds the balance insured by the FDIC.

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At June 30, 2011, management deemed that there were $26,156 in bad debt required for accounts receivable that may not be fully collectible.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At June 30, 2011 no reserve was required.

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

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at June 30, 2011.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

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

Changes in the liability for product warranty were as follows:

                                                                         Product
                                                                        Warranty
                                                                        --------
Liability at December 31, 2010                                          $  9,476
  Settlements made during the period                                          --
  Change in liability for warranties issued during the period                 --
  Change in liability for preexisting warranties                              --
                                                                        --------
Liability at June 30, 2011                                              $  9,476
                                                                        ========

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amount expensed for the three month periods ended June 30, 2011 and 2010 were $11,670 and $9,729, respectively.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $60,648 and $55,203 for the three month periods ended June 30, 2011 and 2010, respectively.

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. As of June 30, 2011, accrued and unpaid royalties in the amount of $14,020, related to our sale of 701 units, are reflected on our financial statements.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $181,939 and $166,691 for the three month periods ended June 30, 2011 and 2010, respectively.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of June 30, 2011, three distributors each had balances representing approximately 15% of the Company's accounts receivable and one distributors' balance represented approximately 35% of the Company's accounts receivable.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

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

By recording employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification ("ASC") Topic 718 ("ASC 718") using the modified prospective transition method, and recording non-employee stock-based compensation expense in accordance with ASC Topic 505, the Company did not recognize any stock compensation expense for the three months ended June 30, 2011.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

5. Balance Sheet Information:

Cash and Cash Equivalents consisted of the following at June 30, 2011:

              Checking account                         $ 214,040
              Savings accounts                                (6)
              Petty cash                                   1,673
                                                       ---------
              Total Cash and cash equivalents          $ 215,707
                                                       =========

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

Inventory consisted of the following at June 30, 2011:

              Finished units and components            $ 168,720
              Packaging crates and materials              22,605
                                                       ---------
              Total Inventory                          $ 191,325
                                                       =========

Prepaid expenses and other current assets consist of the following at June 30, 2011:

              Purchase order prepaid deposits          $  38,192
              Deposits on account                         10,500
              Exhibition deposit                           3,160
                                                       ---------
              Total Prepayments and deposits           $  51,852
                                                       =========

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

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows:

              Furniture and equipment                  $   7,950
              Vehicles                                     2,771
              Tooling costs                               22,984
              Convention display                           1,817
                                                       ---------
              Property and equipment                      35,527
                                                       ---------
              Less Accumulated depreciation              (30,430)
                                                       ---------
              Total Property and equipment, net        $   5,092
                                                       =========

Depreciation expense for the three month period ended June 30, 2011 was $3,178 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

5. Balance Sheet Information: (continued)

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows:

              Patent and patent applications           $  30,593
              Less Accumulated amortization               (2,563)
                                                       ---------
              Total Intangible assets, net             $  28,030
                                                       =========

Amortization expense for the three month period ended June 30, 2011 was $416, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Advances Payable - related parties - During the first quarter of 2011, Terry Adams and George Adams, Sr. each advanced the Company $100,000 for short term working capital purposes, as represented by the advances payable-related parties amount of $200,000 at June 30, 2011. The Adam's have agreed to advance the Company up to $300,000 at an interest rate of two percent over the prime interest rate. Interest of $2,625 has been recorded for the three months ended
June 30, 2011, making a total amount due of $202,625. On April 1, 2011, in consideration of the Adams agreeing to offer the Company advances of up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter.

Deferred Revenue - There was an aggregate amount of $11,637 received from customers as of June 30, 2011, for products that had not yet been shipped to them, since our revenue recognition policy is that revenue on our skylights and parts is recognized when the units or parts ship to the customer.

Other Payables - As of June 30, 2011, the Company had Other Payables consisting of the following:

              Royalty fees payable                     $  26,629
              Accrued warranty expense                     9,476
              Accrued compensation                        17,647
                                                       ---------
              Total Other payables                     $  53,752
                                                       =========

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. The royalty fees payable amount at June 30, 2011 was $26,629 and represents accrued royalties on 701 units due to Mr. Adams.

Accrued Compensation - The prior Chief Executive Officer of the Company is due $12,609 in aggregate compensation resulting from accrued compensation.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

6. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 14,014,207 issued and outstanding common stock shares as of June 30, 2011. Details of the issued and outstanding common stock shares are shown below:

                                                                     Amount of
               Description                                         Shares Issued
               -----------                                         -------------
Stock issued for acquisition of assets                               3,600,000
Stock issued for legal services (founder's shares)                     240,000
Stock issued for consulting services (founder's shares)                240,000
Stock issued as compensation (founder's shares)                      1,120,000
Stock issued to private offering subscribers                         6,317,000
Stock issued for compensation and services rendered                    691,858
Stock issued for conversion of notes payable                         1,803,349
Stock issued for exercise of stock options                               2,000
                                                                    ----------
Total                                                               14,014,207
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

During the three month period ended June 30, 2011, a total of 669,000 shares of common stock were issued, consisting of 667,000 shares, at $.50 per share, from sales of our stock through a Private Placement Offering and 2,000 shares from the exercise of stock options at $.75 per share.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

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

7. Stock Options and Warrants:

As of June 30, 2011, the Company had not issued any warrants.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

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

In April 2011, in consideration of the Adams agreeing to offer the Company advances up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. In addition, 2000 stock options were exercised at $.75 per option during April 2011.

The following table summarizes the activity of stock options for the six months ended June 30, 2011:

                                                                   Weighted
                                                Number of          Average
                                                 Shares            Exercise
                                               Outstanding          Price
                                               -----------          -----
        Balance, December 31, 2010               680,900           $  .46
          Options granted                        300,000              .50
          Options exercised                       (2,000)             .75
          Options forfeited or expired                --               --
                                                --------           ------
        Balance, June 30, 2011                   978,900           $  .47
                                                ========           ======

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

7. Stock Options and Warrants: (continued)

The weighted average fair value of options granted during the year ended December 31, 2010 was $0.09 per option and there were no options exercised during the same period. During the three months ended June 30, 2011, there were 300,000 options granted and there were 2,000 options exercised. The value recorded for the outstanding exercisable options at June 30, 2011 was $15,942.

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

The Company, as of June 30, 2011 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Our agreements with several of our inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of June 30, 2011, purchase order prepaid deposits totaled $38,192 with primarily four of our major suppliers.

9. Related Party Transactions:

As described in Note 7, above, the Company leases warehouse space from one of our directors, Frederick Feck and a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The Company has recorded contributed capital of $3,000 relating to the value of the use of the residence for the benefit of the Company for the six months ended June 30, 2011.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

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

During the first quarter of 2011, Terry Adams and George Adams, Sr. each advanced the Company $100,000 for short term working capital purposes, as represented by the advances payable-related parties amount of $200,000 at June 30, 2011. The Adam's have agreed to advance the Company up to $300,000 at an interest rate of two percent over the prime interest rate. Interest of $2,625 has been recorded for the three months ended June 30, 2011, making a total amount due of $202,625. On April 1, 2011, in consideration of the Adams agreeing to offer the Company advances of up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter.

10. Share Based Compensation:

In January 2010, 352,941 common stock shares at $.25 per share, with an aggregate value of $88,235, were issued as compensation and for services rendered in order to satisfy the anti-dilution rights. The Chief Executive Officer and Chief Financial Officer of the Company were each due $30,000 in

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

10. Share Based Compensation: (continued)

aggregate compensation resulting from $3,000 per month accrued for each of them from March through December 2009. In addition, the Chief Financial Officer was due additional compensation of $29,876 for the period from February 26, 2009 (inception) to December 31, 2009. Our board of directors granted anti-dilution rights to Jeffrey Brain, iCapital Finance, Inc. (a company owned by Randall Letcavage, our former Chief Executive Officer, and his business partner, Rosemary Nguyen), Randall Letcavage and David E. Wise, our securities counsel. These anti-dilution rights entitled Jeffrey Brain, iCapital Finance, Inc., Randall Letcavage and David E. Wise to acquire additional shares of our common stock at $.25 per share in order to maintain their original percentage ownership in the our common stock. The rights entitled the holders to acquire additional shares as a result of the private offering conducted by the Company. The anti-dilution rights agreement entitled the holders to acquire their additional shares prior to March 31, 2010, at the same share price of $.25 that subscribers were purchasing stock for in the private offering. The holders exercised their rights during December 2009.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

12. Subsequent Events:

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent  to June 30,  2011,  the Company has  continued  to enter into Dealer
Agreements  with  authorized  dealers  regarding  the  sale,   installation  and
servicing of our products.

The company entered into a Private Label Agreement with Firestone Building Products, in which Firestone Building Products will purchase the Company products and resell them under the Firestone brand label. Firestone Building Products is one of the largest roofing system manufacturer's in the United States with sales in excess of $1.2 billion per year. They will market and sell the Company products through the Roofing Industry channel.

The company continues to raise money through a Private Placement Offering. Between June 30, 2011 and August 2011, an additional 212,760 shares of common stock at $.50 per share were purchased and the Company received aggregate proceeds of $106,380.

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

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     * the uncertainties surrounding technological change of the industry, o our dependence on its intellectual property rights,
     *    the success of marketing efforts by third parties,
     *    the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

     Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 and 2010 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

     In April 2009, we acquired all of the above described assets from Mr. Adams, except for the United States patent and the patent applications pending in Canada, Europe, Mexico and the United States, in exchange for 3,200,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. In December 2009, we acquired the United States patent and the patent applications pending in Canada, Europe, Mexico and the United States from Mr. Adams in exchange for the issuance by us of an additional 400,000 shares of our common stock and a convertible promissory note in the amount of $250,000. The promissory note we issued to Mr. Adams is convertible into shares of our common stock at a conversion rate of one share per $.25 of outstanding principal and interest. As a result of this transaction, Mr. Adams is our largest shareholder and has voting control over us. Mr. Adams converted his promissory note to common stock in September 2010.

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

     In May 2011, the Company elected to raise funds through a private offering in order to raise an additional $500,000 in working capital by offering 1,000,000 additional shares at $.50 per share. We raised $347,120 through June 30, 2011.

     Between June 30, 2011 and August 2011, an additional 212,760 shares of common stock at $.50 per share were purchased and the Company received aggregate proceeds of $106,380.

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

     BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the Three and Six Month Periods Ended June 30, 2011 and 2010 (Unaudited) have been reflected herein.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Management reviewed accounting pronouncements issued during the three month period ended June 30, 2011, and no pronouncements were adopted.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

     NET SALES. Net sales for the three months ended June 30, 2011 were $410,435 compared to net sales of $122,557 for the three months ended June 30, 2010. While raising capital and redesigning our products, we have accumulated a substantial amount of orders. These orders will begin to be shipped as we commence filling the back orders.

     Sales and demand for our products have been increasing each quarter. As a result of increased sales our gross profit was $116,484 for the three months ended June 30, 2011 compared to $65,745 for the three months ended June 30, 2010.

     COST OF SALES. Cost of sales for the three months ended June 30, 2011 was $293,951 on net revenue of $410,435, representing 72%, and providing a gross profit of 28%. Cost of sales for the three months ended June 30, 2010 was $56,812 on net revenue of $122,557, representing 46%, and providing a gross profit of 54%.

     Cost of Sales have increased due to rising vendor costs, an increase due to increases in of raw materials used in manufacturing our component parts and the increase in shipping costs as a result of rising fuel prices. The Company plans to implement changes in its business operations in an effort to decrease its cost of sales. These included stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit for the three months ended June 30, 2011 was $116,484, providing a gross profit margin of 28%. Gross profit for the three months ended June 30, 2010 was $65,745, providing a gross profit margin of 54%.

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

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the three months ended June 30, 2011 and 2010, total operating expenses were $254,257 and $231,623, respectively. As a percentage of sales, operating expenses were approximately 62% for the three months ended June 30, 2011.

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

     INCOME TAXES. For the three months ended June 30, 2011, management has decided not to record the tax benefit.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

     NET SALES. Net sales for the six month period ended June 30, 2011 were $577,127 compared to $408,993 for the six month period ended June 30, 2010.

     Low sales had been attributable to the transition time required for our Company to move, setup and commence the new operations, set up our sales force, as well as address former company customer, investor and supplier issues, raise our working capital, and a self-imposed 60 day period, during which we refrained from making new sales while product improvements were being completed. As a result of the efficiencies we implemented, our gross profit was $139,693 for the six month period ended June 30, 2011 compared to $184,831 for the six month period ended June 30, 2010.

     COST OF SALES. Cost of sales for the six month period ended June 30, 2011 was $437,434 on net sales of $577,127, representing 76%, and providing a gross profit of 24% compared to the six month period ended June 30, 2010 in which cost of sales was $224,162 on net sales of $408,993, representing 55%, and providing a gross profit of 45%.

     The company plans to reduce the cost of sales by implementing a number of changes in the business operations. These includes stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to local quality oriented suppliers to reduce inbound shipping costs, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit for the six month period ended June 30, 2011 was $139,693, providing a gross profit margin of 24% compared to gross profit for the six month period ended June 30, 2010 of $184,831, providing a gross profit margin of 45%.

     During 2010 and 2011, in an effort to address issues experienced by customers that purchased product from the former company, Ciralight, Inc., we sold replacement parts or parts that had been purchased, but never shipped to old customers, at our cost. This has lowered our gross profit margin but this practice will be stopping as most of the prior customer issues have been addressed. With the elimination of resolution of past issues, continued product enhancements and refinements to our production process, we anticipate higher gross profit margins in the future.

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the six month period ended June 30, 2011, total operating expenses were $508,874; as a percentage of sales, operating expenses were approximately 88%. For the six month period ended June 30, 2010, total operating expenses were $609,669; as a percentage of sales, operating expenses were approximately 149%.

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

     INCOME TAXES. For the six month period ended June 30, 2011, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 and 2010.

     Net cash used in operating activities was $325,401 and $316,698 for the six month period ended June 30, 2011 and for the six month period ended June 30, 2010, respectively. Net cash used in operating activities the six months ended June 30, 2011 was attributable primarily to an increase in inventory and decreases in other payables for the period. Net cash used in operating activities for the six month period ended June 30, 2010, was attributable to increases in inventory, accounts receivable and prepaid expenses.

     There was no net cash used in investing activities for the six month periods ended June 30, 2011 and 2010.

     Net cash provided by financing activities was $338,000 and $83,000 for the six month periods ended June 30, 2011 and 2010, respectively. Net cash provided by financing activities for both periods was attributable to sales of the Company's common stock through a private offering and from the exercise of stock options.

MATERIAL IMPACT OF KNOWN EVENTS ON LIQUIDITY

     The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of June 30, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

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

     In May 2011, the Company elected to raise funds through a private offering in order to raise an additional $500,000 in working capital by offering 1,000,000 additional shares at $.50 per share. We have raised $446,000 through August 11, 2011 and the balance of the offering has been committed and we are waiting for the checks to be collected.

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

     The following table summarizes our contractual obligations as of June 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                        Payments Due by Period
                                                        -----------------------------------------------------
                                                       Less than
                                         Total          1 year       1-3 Years       3-5 Years      5 years +
                                         -----          ------       ---------       ---------      ---------
Contractual Obligations:
  Advances payable - related parties    $200,000       $200,000      $      --       $      --      $     --
  Interest Payments (1)                    2,625          2,625             --              --            --
  Operating Leases                        37,800         37,800             --              --            --
  Services Agreement                       6,840          6,840             --              --            --
  Commitments to Purchase Inventory       38,192         38,192             --              --            --
                                        --------       --------      ---------       ---------      --------

      Totals:                           $285,457       $285,457      $      --       $      --      $     --
                                        ========       ========      =========       =========      ========

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Jeffrey S. Brain, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of June 30, 2011, that our disclosure controls and procedures have been improved and were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again at June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of June 30, 2011 and December 31, 2010 during its assessment of our internal control over financial reporting as follows:

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

     3. Establish comprehensive, formal general accounting policies and procedures and require directors or employees to sign off such policies and procedures as documentation of their understanding of and compliance with company policies;

     4. Make all directors or employees subject to our Code of Ethics (including those employees in acquisition targets) and require all employees and directors to sign our Code of Ethics on an annual basis and retain the related documentation; and,

     5.   Implement better segregation of duties given the size of our company.

     We believe that the above five initiatives had been at least partially, if not fully, implemented by June 30, 2011.

CONCLUSION

     The above identified improvement, material weaknesses and deficiency did not result in material audit adjustments to our June 30, 2011 financial statements. However, it is reasonably possible that, if not re-mediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

     In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and
(2) performed additional analyses, including, but not limited to, a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

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

(b) Changes in Internal Control over Financial Reporting

     During the quarter ended June 30, 2011, we did not make any changes in Internal Control over Financial Reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since April 15, 2011, the Company issued the following unregistered shares of Common Stock:

                   Number of          Aggregate            Nature of
Date of Issue    Shares Issued       Sales Price          Transaction
-------------    -------------       -----------          -----------
5/2011-8/2011       892,000            $496,000     Private Placement Offering

     Management believes the above shares of Common Stock were issued pursuant to an exemption from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended. The certificates representing such shares bear the standard 1933 Act restrictive legend and the investors have executed documents representing that the shares were being acquired for investment purposes only and not with a view the distribution thereof. No broker or underwriter was involved in any of the above transactions. The proceeds from the cash sales are being used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. (REMOVED AND RESERVED)

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

                                    CIRALIGHT GLOBAL, INC.

Date: August 12, 2011               /s/ Jeffrey S.  Brain
                                    ---------------------
                                    Jeffrey S.  Brain
                                    President, Chief Executive Officer and Chief
                                    Financial Officer (Principal Accounting,
                                    Executive and Financial Officer)