Form 10-Q
period 2011-09-30
Ciralight Global, Inc.
filed 2011-11-14
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 2011
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2011, there were 14,292,567 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                             CIRALIGHT GLOBAL, INC.
                               Report on Form 10-Q

                       For the Quarter Ended September 30, 2011

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

     Balance Sheets as of September 30, 2011 (Unaudited) and December
     31, 2010                                                                  3

     Statements of Operations for the Three and Nine Month Periods
     Ended September 30, 2011 and 2010 (Unaudited)                             4

     Statements of Cash Flows for the Nine Months Ended September 30,
     2011 and 2010 (Unaudited)                                                 5

     Notes to Unaudited Financial Statements as of September 30, 2011          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                            20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           27

Item 4.  Controls and Procedures                                              27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    30

Item 1A. Risk Factors                                                         30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          30

Item 3.  Defaults Upon Senior Securities                                      30

Item 4.  (Removed and Reserved)                                               30

Item 5.  Other Information                                                    30

Item 6.  Exhibits                                                             30

SIGNATURES                                                                    33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                                  September 30,           December 31,
                                                                                      2011                   2010
                                                                                  ------------           ------------
                                                                                  (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                            $     64,482           $    203,108
  Accounts receivable                                                                  139,905                148,787
  Notes receivable - related party                                                          --                 75,454
  Inventory                                                                            183,891                228,106
  Prepaid expenses and other current assets                                             98,952                 53,804
                                                                                  ------------           ------------
      TOTAL CURRENT ASSETS                                                             487,230                709,259

Property and equipment, net                                                              8,627                 10,024
Intangible assets, net                                                                  27,614                 28,861
                                                                                  ------------           ------------

      TOTAL ASSETS                                                                $    523,471           $    748,144
                                                                                  ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                $     39,794           $    211,015
  Advances payable - related parties                                                   205,250                200,000
  Other payables                                                                        56,182                 45,372
                                                                                  ------------           ------------
      TOTAL CURRENT LIABILITIES                                                        301,226                456,387
                                                                                  ------------           ------------

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding                 1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   14,292,567 and 13,289,207 shares issued and outstanding, respectively                14,293                 13,289
  Additional paid-in capital                                                         2,637,983              2,132,173
  Accumulated deficit                                                               (2,431,031)            (1,854,705)
                                                                                  ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY                                                       222,245                291,757
                                                                                  ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    523,471           $    748,144
                                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the Three Months Ended              For the Nine Months Ended
                                                         September 30,                           September 30,
                                                -------------------------------        -------------------------------
                                                    2011               2010                2011               2010
                                                ------------       ------------        ------------       ------------
Sales                                           $   246,013        $   205,189         $   823,139        $   614,182
Cost of goods sold                                  149,540            177,018             586,974            401,179
                                                -----------        -----------         -----------        -----------
Gross profit                                         96,473             28,171             236,166            213,003
                                                -----------        -----------         -----------        -----------
Operating expenses
  Research and development expenses                     223             28,754              31,833             45,055
  Selling and marketing expenses                     66,807             79,994             169,653            164,076
  General and administrative expenses               208,116            186,457             582,534            695,269
                                                -----------        -----------         -----------        -----------
Total operating expenses                            275,146            295,205             784,020            904,400
                                                -----------        -----------         -----------        -----------
Loss from operations                               (178,673)          (267,034)           (547,854)          (691,397)
                                                -----------        -----------         -----------        -----------
Other income (expense)
  Interest income (expense)                         (12,260)             1,410             (28,472)             4,047
                                                -----------        -----------         -----------        -----------
Total other income (expense)                        (12,260)             1,410             (28,472)             4,047
                                                -----------        -----------         -----------        -----------

Net loss                                        $  (190,933)       $  (265,624)        $  (576,326)       $  (687,350)
                                                ===========        ===========         ===========        ===========

Basic loss per share                            $     (0.01)       $     (0.02)        $     (0.04)       $     (0.05)
                                                ===========        ===========         ===========        ===========
Weighted average shares used in per
 share calculation                               14,208,702         12,876,854          13,660,919         12,876,854
                                                ===========        ===========         ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               For the Nine Months Ended
                                                                                    September 30,
                                                                            -------------------------------
                                                                               2011                 2010
                                                                            ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                  $ (576,326)          $ (687,350)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Common stock issued for compensation and services                          25,000              178,111
     Options issued for services                                                 9,611                1,301
     Options issued for financing costs                                         22,960                   --
     Depreciation and amortization                                               6,906                9,837
     Contribution of rent from a related party                                   4,500                4,500
     Bad debt expenses                                                          25,896                6,909
  Changes in operating assets and liabilities
     Decrease (increase) in inventory                                           44,215              (63,864)
     (Increase) decrease in accounts receivable                                (17,014)             144,005
     (Increase)decrease in prepayments and deposits                            (45,148)              72,529
     Decrease (increase) in notes receivable - related party                    35,244               (3,956)
     (Decrease) increase in accounts payable                                  (131,012)             122,564
     Increase in notes payable accrued interest - related parties                5,250               13,323
     Increase in advances payable - related party                                   --               15,000
     Increase in bonus payable - related party                                      --               25,860
     Increase (decrease) in other payables                                      10,812             (193,373)
                                                                            ----------           ----------
           NET CASH USED IN OPERATING ACTIVITIES                              (579,106)            (354,604)
                                                                            ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                         (4,262)                  --
                                                                            ----------           ----------
           NET CASH USED IN INVESTING ACTIVITIES                                (4,262)                  --
                                                                            ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from sale of common stock                                               475,680               70,000
  Cash from exercise of options                                                  1,500                   --
  Payments of commission on sales of common stock                              (32,438)                  --
  Stock offering costs                                                              --               (7,579)
  Payment of related party note payable                                       (200,000)                  --
  Increase in related party advances                                           200,000                   --
  Proceeds from note payable - related party                                        --               50,000
  Proceeds from note payable                                                        --               25,000
                                                                            ----------           ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                           444,742              137,421
                                                                            ----------           ----------
Net decrease in cash                                                          (138,626)            (217,183)

Cash, beginning of period                                                      203,108              265,753
                                                                            ----------           ----------

Cash, end of period                                                         $   64,482           $   48,570
                                                                            ==========           ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                             $       --           $       --
                                                                            ==========           ==========
  Income taxes paid                                                         $       --           $       --
                                                                            ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

The unaudited consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Liquidity and Operations:

The Company had net losses of $576,326 and $687,350 for the nine month periods ended September 30 2011 and 2010, respectively.

As of September 30, 2011, the Company had cash and cash equivalents of $64,482. In addition, the Company had accounts receivable of approximately $140,000, inventory on hand at a cost valuation of approximately $184,000, with a market valuation of over $385,000, all fully paid for, and accounts payable of approximately $40,000. In order to satisfy the Company's short term working capital needs for operating expenses, the Company's Board of Directors approved the borrowing of up to $300,000 as a revolving line of credit. The revolving line of credit consists of advances from related parties and amounted to $200,000 as of September 30, 2011. The Company is in the process of finalizing an agreement with the Adams in which the Company will grant one stock option for each dollar loaned by the Adams for the maximum amount borrowed by the Company against the line of credit. The agreement shall be for a term of one year and the options will have an exercise price of $.50 per option, will be exercisable over five years and will vest quarterly, based on the amount of credit line outstanding at the end of each calendar quarter. In addition, the interest rate agreed upon is 2% over the treasury rate on the outstanding amount of the credit line.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At September 30, 2011, management deemed that all accounts receivable should be fully collectible.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At September 30, 2011 no reserve was required.

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

Stock Offering Costs - During 2010 and 2011, the Company recorded the organizational costs associated with private placement offerings as additional paid in capital and expensed the costs associated with taking the company public.

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at September 30, 2011.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

Changes in the liability for product warranty were as follows:

                                                                         Product
                                                                        Warranty
                                                                        --------
Liability at December 31, 2010                                          $  9,476
  Settlements made during the period                                          --
  Change in liability for warranties issued during the period                 --
  Change in liability for preexisting warranties                              --
                                                                        --------
Liability at September 30, 2011                                         $  9,476
                                                                        ========

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amount expensed for the three month periods ended September 30, 2011 and 2010 were $223 and $28,754, respectively.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $66,807 and $79,994 for the three month periods ended September 30, 2011 and 2010, respectively.

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. As of September 30, 2011, accrued and unpaid royalties in the amount of $18,480, related to our sale of 924 units, are reflected on our financial statements.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $208,116 and $186,457 for the three month periods ended September 30, 2011 and 2010, respectively.

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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of September 30, 2011, three distributors each had balances representing over 15% of the Company's accounts receivable, including one distributors' balance which Represented approximately 30% of the Company's accounts receivable.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

By recording employee stock-based compensation using the fair value recognition provisions of Accounting Standards Codification ("ASC") Topic 718 ("ASC 718") using the modified prospective transition method, and recording non-employee stock-based compensation expense in accordance with ASC Topic 505, the Company did not recognize any stock compensation expense for the three months ended September 30, 2011.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

5. Balance Sheet Information:

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

Inventory consisted of the following at September 30, 2011:

              Finished units and components            $ 161,286
              Packaging crates and materials              22,605
                                                       ---------
              Total Inventory                          $ 183,891
                                                       =========

Prepaid expenses and other current assets consist of the following at September 30, 2011:

              Purchase order prepaid deposits          $  82,292
              Deposits on account                         10,500
              Exhibition deposit                           6,160
                                                       ---------
              Total Prepayments and deposits           $  98,952
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

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as follows:

              Furniture and equipment                  $  10,513
              Vehicles                                     2,771
              Tooling costs                               24,683
              Convention display                           1,817
                                                       ---------
              Property and equipment                      39,784
                                                       ---------
              Less Accumulated depreciation              (31,157)
                                                       ---------
              Total Property and equipment, net        $   8,627
                                                       =========

Depreciation expense for the three month period ended September 30, 2011 was $727 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

5. Balance Sheet Information: (continued)

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows:

              Patent and patent applications           $  30,593
              Less Accumulated amortization               (2,979)
                                                       ---------
              Total Intangible assets, net             $  27,614
                                                       =========

Amortization expense for the three month period ended September 30, 2011 was $416, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Advances Payable - related parties - During the first quarter of 2011, Terry Adams and George Adams, Sr. each advanced the Company $100,000 for short term working capital purposes, as represented by the advances payable-related parties amount of $200,000 at September 30, 2011. The Adam's have agreed to advance the Company up to $300,000 at an interest rate of two percent over the prime interest rate. Interest of $2,625 has been recorded for the three months ended September 30, 2011, making a total amount due of $205,250. On April 1, 2011, in consideration of the Adams agreeing to offer the Company advances of up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter.

Deferred Revenue - There was no amount received from customers as of September 30, 2011, for products that had not yet been shipped to them, since our revenue recognition policy is that revenue on our skylights and parts is recognized when the units or parts ship to the customer.

Other Payables - As of September 30, 2011, the Company had Other Payables consisting of the following:

              Royalty fees payable                     $  18,480
              Accrued warranty expense                     9,476
              Accrued compensation                        28,226
                                                       ---------
              Total Other payables                     $  56,182
                                                       =========

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. The royalty fees payable amount at September 30, 2011 was $18,480 and represents accrued royalties on 924 units due to Mr. Adams.

Accrued Compensation - The prior Chief Executive Officer of the Company is due $17,647 in aggregate compensation resulting from accrued compensation. The current Chief Executive Officer of the Company is due $10,609 in aggregate compensation resulting from an accrued bonus.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

6. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

On September 20, 2011, the Company filed a Post-Effective Amendment with the Securities and Exchange Commission to the previously filed Form S-1 for the purpose of updating the financial information. The Securities and Exchange Commission deemed the Post-Effective Amendment effective on September 30, 2011.

The Company had 14,292,567 issued and outstanding common stock shares as of September 30, 2011. Details of the issued and outstanding common stock shares are shown below:

                                                                       Amount of
               Description                                         Shares Issued
               -----------                                         -------------
Stock issued for acquisition of assets                               3,600,000
Stock issued for legal services (founder's shares)                     240,000
Stock issued for consulting services (founder's shares)                240,000
Stock issued as compensation (founder's shares)                      1,120,000
Stock issued to private offering subscribers                         6,595,360
Stock issued for compensation and services rendered                    691,858
Stock issued for conversion of notes payable                         1,803,349
Stock issued for exercise of stock options                               2,000
                                                                    ----------
Total                                                               14,292,567
                                                                    ==========

During the three month period ended March 31, 2010, a total of 873,858 shares of common stock at $.25 per share were issued on January 15, 2010, consisting of 232,000 shares from sales of our stock through a Private Placement Offering, 282,353 shares as anti-dilution shares for compensation and services rendered and 359,505 shares for accrued compensation and bonus compensation.

During the three month period ended September 30, 2010, a total of 1,576,408 shares of common stock were issued. On September 24, 2010, 1,552,408 shares of common stock were issued, at a value of $.25 per share, resulting from the conversion of an aggregate of $388,102 of convertible notes payable - related parties, discussed in Note 4. In addition, from August 9, 2010 through September 30, 2010, 24,000 shares of common stock were issued, at a value of $.50 per share, resulting from sales of our stock through a Private Placement Offering.

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

During the three month period ended September 30, 2011, a total of 278,360 shares Of common stock were issued at $.50 per share, from sales of our stock through a Private Placement Offering.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

7. Stock Options and Warrants:

As of September 30, 2011, the Company had not issued any warrants.

In January 2010, we entered into a stock option agreement with an individual in recognition of his past activities in the development of the products manufactured by the Company. The individual has the option to purchase up to 75,900 shares of common stock at $.75 per share. The option expires the sooner of one year after October 19, 2010, the effective date of the Company's registration statement or five years from the date of the stock option agreement.

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

On December 30, 2010, the Board of Directors granted a total of 605,000 options at an exercise price of $.425 per share, exercisable over five years from the date of grant. We entered into eight stock option agreements with five individuals in recognition of various services performed for the Company. The individuals have the option to purchase a certain amount of shares of common stock at $.425 per share. The options expire on December 15,2015. Jeffrey S. Brain, the Company's President, Chief Executive Officer and Director, entered into four stock option agreements relating to assisting the Company with its registration process and becoming a publicly traded Company, entering into a certain contract with a major customer and for serving on the Company's board of

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

7. Stock Options and Warrants: (continued)

directors. Mr. Brain was granted options to purchase an aggregate of 275,000 shares of common stock. Frederick Feck, the Company's Corporate Secretary and Director, entered into a stock option agreement for serving on the Company's board of directors and was granted options to purchase 100,000 shares of common stock. Jacqui Matsumoto, a Company employee, entered into a stock option agreement for significant contributions to the Company and was granted options to purchase 30,000 shares of common stock. David E. Wise, the Company's corporate securities counsel, entered into a stock option agreement for legal services to the Company and was granted options to purchase 100,000 shares of common stock. Terry Adams, a Company founder and investor, entered into a stock option agreement for significant contributions to the Company and was granted options to purchase 100,000 shares of common stock.

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

The following table summarizes the activity of stock options for the nine months ended September 30, 2011:

                                                                   Weighted
                                                Number of          Average
                                                 Shares            Exercise
                                               Outstanding          Price
                                               -----------          -----
        Balance, December 31, 2010               680,900            $  .46
          Options granted                        300,000               .50
          Options exercised                       (2,000)              .75
          Options forfeited or expired                --                --
                                                --------            ------
        Balance, September 30, 2011              978,900            $  .47
                                                ========            ======

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

7. Stock Options and Warrants: (continued)

The weighted average fair value of options granted during the year ended December 31, 2010 was $0.09 per option and there were no options exercised during the same period. During the three months ended September 30, 2011, 7,143 options vested for services and 75,000 options vested for financing costs. The value recorded for the outstanding exercisable options at September 30, 2011 was $12,167.

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

The Company, as of September 30, 2011 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Our agreements with several of our inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of September 30, 2011, purchase order prepaid deposits totaled $82,292 with primarily five of our major suppliers.

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

9. Related Party Transactions:

As described in Note 7, above, the Company leases warehouse space from one of our directors, Frederick Feck and a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The Company has recorded contributed capital of $4,500 relating to the value of the use of the residence for the benefit of the Company for the nine months ended September 30, 2011.

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

The terms and conditions of the dealer agreement with Chaparral Green Energy Solutions, LLC are the same as for the other dealer and distributorship agreements. Therefore, the agreement with Chaparral Green Energy Solutions, LLC does not contain preferential or more favorable terms or conditions than agreements with our other dealers or distributors.

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

                             CIRALIGHT GLOBAL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

12. Subsequent Events:

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Subsequent to September 30, 2011, the Company has continued to enter into Dealer
Agreements  with  authorized  dealers  regarding  the  sale,   installation  and
servicing of our products.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 and 2010 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

     In May 2011, the Company elected to raise funds through a private offering and planned to raise an additional $500,000 in working capital by offering 1,000,000 additional shares at $.50 per share. We raised $500,680 through September 30, 2011 with the issuance of 1,001,360 shares of the Company's common stock.

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

     BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the Three and Nine Month Periods Ended September 30, 2011 and 2010 (Unaudited) have been reflected herein.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Management reviewed accounting pronouncements issued during the three month period ended September 30, 2011, and no pronouncements were adopted.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

     NET SALES. Net sales for the three months ended September 30, 2011 were $246,013 compared to net sales of $205,189 for the three months ended September 30, 2010.

     Sales and demand for our products have been increasing each quarter. As a result of increased sales our gross profit was $96,473 for the three months ended September 30, 2011 compared to $28,171 for the three months ended September 30, 2010.

     COST OF SALES. Cost of sales for the three months ended September 30, 2011 was $149,540 on net revenue of $246,013, representing 61%, and providing a gross profit of 39%. Cost of sales for the three months ended September 30, 2010 was $177,018 on net revenue of $205,189, representing 86%, and providing a gross profit of 14%.

     Cost of Sales have decreased due to the Company's implemented changes in its business operations in the ongoing effort to decrease its cost of sales. These include stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit for the three months ended September 30, 2011 was $96,473, providing a gross profit margin of 39%. Gross profit for the three months ended September 30, 2010 was $28,171, providing a gross profit margin of 14%.

     Our gross profit has increased with continued product enhancements and refinements to our production process. We anticipate higher gross profit margins in the future.

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the three months ended September 30, 2011 and 2010, total operating expenses were $275,146 and $295,205, respectively. As a percentage of sales, operating expenses were approximately 112% for the three months ended September 30, 2011, compared to 144% for the three months ended September 30, 2010.

     Reduced operating expenses have resulted from a number of changes in the manner in which the business was operated. We have created a culture of efficiency and accountability. We eliminated the practice of having consultants and sales people on retainers. Compensation is tied to work completed. We elected not to directly hire sales personnel and instead require that they work for third party dealers and distributors, thus reducing the overhead cost of carrying and supporting an extended staff.

     INCOME TAXES. For the three months ended September 30, 2011, management has decided not to record the tax benefit.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

     NET SALES. Net sales for the nine month period ended September 30, 2011 were $823,139 compared to $614,182 for the nine month period ended September 30, 2010.

     As a result of the efficiencies we implemented, our gross profit was $236,166 for the nine month period ended September 30, 2011 compared to $213,003 for the nine month period ended September 30, 2010.

     COST OF SALES. Cost of sales for the nine month period ended September 30, 2011 was $586,974 on net sales of $823,139, representing 71%, and providing a gross profit of 29% compared to the nine month period ended September 30, 2010 in which cost of sales was $401,179 on net sales of $614,182, representing 65%, and providing a gross profit of 35%.

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

     GROSS PROFIT. Gross profit for the nine month period ended September 30, 2011 was $236,166, providing a gross profit margin of 29% compared to gross profit for the nine month period ended September 30, 2010 of $213,003, providing a gross profit margin of 35%.

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

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. For the nine month period ended September 30, 2011, total operating expenses were $784,020; as a percentage of sales, operating expenses were approximately 95%. For the nine month period ended September 30,

2010, total operating expenses were $904,400; as a percentage of sales, operating expenses were approximately 147%.

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

     INCOME TAXES. For the nine month period ended September 30, 2011, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 and 2010.

     Net cash used in operating activities was $579,106 and $354,604 for the nine month period ended September 30, 2011 and for the nine month period ended September 30, 2010, respectively. Net cash used in operating activities the nine month period ended September 30, 2011 was attributable primarily to decreases in accounts payable, inventory and notes receivable-related parties, offset by increases in accounts receivable and prepayments and deposits. Net cash used in operating activities for the nine month period ended September 30, 2010, was attributable to decreases in accounts receivable and prepayments and deposits, offset by increases in inventory and accounts payable.

     Cash used in investing activities for the nine month period ended September 30, 2011 was $4,262 from the acquisition of property and equipment compared to no cash used in investing activities for the nine month period ended September 30, 2010.

     Net cash provided by financing activities was $444,742 and $137,421 for the nine month periods ended September 30, 2011 and 2010, respectively. Net cash provided by financing activities for both periods was attributable to sales of the Company's common stock through a private offering and proceeds from notes payable for the nine month period ended September 30, 2010.

MATERIAL IMPACT OF KNOWN EVENTS ON LIQUIDITY

     The disruption in the credit markets has had a significant adverse impact on a number of financial institutions. As of September 30, 2011, however, our liquidity and capital investments have not been materially adversely impacted, and we believe that they will not be materially adversely impacted in the near future. We will continue to closely monitor our liquidity and the credit markets. We cannot, however, predict with any certainty the impact to us of any further disruption in the credit environment.

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

     In May 2011, the Company elected to raise funds through a private offering in order to raise an additional $500,000 in working capital by offering 1,000,000 additional shares at $.50 per share. We have raised $472,680 through September 6, 2011 and the balance of the offering has been closed.

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

     The following table summarizes our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                         Payments Due by Period
                                                       ------------------------------------------------------
                                                       Less than
                                         Total          1 year       1-3 Years       3-5 Years      5 years +
                                         -----          ------       ---------       ---------      ---------
Contractual Obligations:
  Advances payable - related parties    $200,000       $200,000      $      --       $      --      $     --
  Interest Payments (1)                    5,250          5,250             --              --            --
  Operating Leases                        37,800         37,800             --              --            --
  Commitments to Purchase Inventory       82,292         82,292             --              --            --
                                        --------       --------      ---------       ---------      --------

      Totals:                           $325,342       $325,342      $      --       $      --      $     --
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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     We conducted an evaluation under the supervision and with the participation of our management, including Jeffrey S. Brain, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, and again as of September 30, 2011, that our disclosure controls and procedures have been improved and Were maintained effectively at the reasonable assurance level in our internal controls over financial reporting discussed immediately below.

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and again at September 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

IDENTIFIED MATERIAL WEAKNESSES AND SIGNIFICANT DEFICIENCIES

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. Management identified the following internal control deficiency which we had assessed as a material weakness as of September 30, 2011 and December 31, 2010 during its assessment of our internal control over financial reporting as follows:

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

     We had engaged a regionally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, our Chief Executive Officer and Chief Financial Officer surmised that the Company has improved the effective internal control over financial reporting as of September 30, 2011.

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

     We believe that the above five initiatives had been at least partially, if not fully, implemented by September 30, 2011.

CONCLUSION

     The above identified material weakness did not result in material adjustments to our September 30, 2011 financial statements. However, it is reasonably possible that, if not re-mediated, the identified material weakness noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

     In light of the identified material weakness, management, performed (1) significant additional substantive review of those areas described above, and
(2) performed additional analyses, including, but not limited to, a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences. These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

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

(b) Changes in Internal Control over Financial Reporting

     We did not make any changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Since April 15, 2011, the Company issued the following unregistered shares of Common Stock:

                   Number of          Aggregate            Nature of
Date of Issue    Shares Issued       Sales Price          Transaction
-------------    -------------       -----------          -----------
5/2011-9/2011      1,001,360          $500,680      Private Placement Offering

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

10.2*          Amendment  to  Exchange  of Stock  for  Assets  Agreement  by and
               between  Ciralight  Global,Inc.   and  George  Adams,  Sr.  dated
               December 15, 2009.

10.3* Assignment of Issued United States Patent and Pending United States Patent Application dated December 17, 2009

10.4* Domestic Non-Exclusive Dealer Agreement(undated and unsigned prototype)

10.5*          Domestic   Non-Exclusive   Distribution   Agreement(undated   and
               unsigned prototype)

10.6* Domestic Non-Exclusive Dealer Agreement by and between Ciralight Global, Inc. and Chaparral Green Energy Solutions, LLC dated as of January 1, 2010

10.7*          Domestic  Non-Exclusive  Dealer Agreement dated December 1, 2009,
               by  and   between   Ciralight   Global,   Inc.   and  Green  Tech
               Design-Build, Inc.

10.8* International Distribution Agreement dated January 15, 2010, by and between Ciralight Global, Inc. and ZEEV Shimon & Sons, Ltd.

10.9*         International  Dealership  Agreement  dated June 18, 2009, by and between Ciralight Global, Inc. and RSB Construction LTD.

10.10* Domestic Non-Exclusive Dealer Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and J-MACS Consulting, LLC.

10.11* Domestic Non-Exclusive Dealer Agreement dated April 15, 2010, by and between Ciralight Global, Inc. and The Energy Solutions Group Worldwide, LLC.

10.12* Domestic Non-Exclusive Dealer Agreement dated April 15, 2010, by and between Ciralight Global, Inc. and Kemper & Associates, Inc., d/b/a Total Roofing & Reconstruction.

10.13* Domestic Non-Exclusive Dealer Agreement dated December 1, 2009, by and between Ciralight Global, Inc. and Eco-Smart, Inc.

10.14* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.15* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.16*         Material   Terms  and  Conditions  of  Verbal  Office  Lease  for
               Executive Offices in Irvine, California.

10.17*         Material   Terms  and  Conditions  of  Verbal  Office  Lease  for
               Warehouse/Offices in Corona, California

14*            Code of Business Conduct and Ethics

21*            Subsidiaries.

31.1**         Certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**         Certification under Section 906 of Sarbanes-Oxley Act of 2002.

101**          Interactive data files pursuant to Rule 405 of Regulation S-T.

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

                                    CIRALIGHT GLOBAL, INC.


Date: November 11, 2011             /s/ Jeffrey S.  Brain
                                    --------------------------------------------
                                    Jeffrey S.  Brain
                                    President, Chief Executive Officer and Chief
                                    Financial Officer (Principal Accounting,
                                    Executive and Financial Officer)