Form 10-K
period 2011-12-31
Ciralight Global, Inc.
filed 2012-03-30
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended December 31, 2011

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to _________

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

                                 (877) 520-5005
              (Registrant's telephone number, including area code)

                  670 E. Parkridge, Suite 112, Corona, CA 92879
                 (Former address of principal executive offices)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit or post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2011) was approximately $4,534,995.

As of March 19, 2012, there were 14,322,567 shares of our common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                              4
Item 1A. Risk Factors                                                         14
Item 1B. Unresolved Staff Comments                                            14
Item 2.  Properties                                                           14
Item 3.  Legal Proceedings                                                    14
Item 4.  (Removed and Reserved)                                               15

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and Issuer
         Purchases of Equity Securities                                       15
Item 6.  Selected Financial Data                                              16
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                16

Item 7A. Quantitative and Qualitative Disclosure About Market Risks           24
Item 8.  Financial Statements and Supplementary Data                          24
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 24
Item 9A. Controls and Procedures                                              24
Item 9B. Other Information                                                    25

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               25
Item 11. Executive Compensation                                               25
Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          25
Item 13  Certain Relationships and Related Transactions, and Director
         Independence                                                         26
Item 14. Principal Accounting Fees and Services                               26

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              26

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This 2011 Annual Report on Form 10-K ("2011 Annual Report"), including the accompanying financial statements of the Company and the notes thereto appearing in Item 8 herein ("Financial Statements"), the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can indentify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

Any  or  all  forward-looking   statements  may  turn  out  to  be  wrong,  and,
accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2011 Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

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

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2011 Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Ciralight (referred to in this Report as the "company", "we", "our" and "us") manufactures patented SunTracker(TM) lighting solutions that enable commercial and industrial buildings to utilize sunlight to illuminate indoor spaces. The SunTracker(TM) unit utilizes a solar powered GPS controller and mirrors to direct sunlight through a skylight diffuser. The result is a self contained, completely sustainable lighting solution that can offer up to 10.5 hours of free indoor light.

Using Sun-tracking technology allows our skylights to illuminate buildings longer and more effectively than traditional skylights. Furthermore, the natural diffused light is high quality, more conducive to retail, educational, and industrial purposes. SunTracker(TM) skylights provide the illumination of a 1,000 watt metal halide light fixture.

These units are entirely Solar Powered so they do not require any electricity or electrical hookup. Smart SunTrackers(TM) are designed with two heat traps so they prevent the heat gain associated with traditional skylights.

Ciralight SunTrackers(TM) are used by Staples, Office Depot, IKEA, Google, Whole Foods, Johnson and Johnson, Caterpillar, Emerson, Frito Lay, Schiphol Amsterdam Airport, Boeing, Eaton, and others.

ADVANTAGES OF CIRALIGHT SMART SUNTRACKER(TM)

     1.   Save Energy by shutting of electric lights during daytime "peak" hours
     2. Save on Air-Conditioning costs by reducing need to run Air-Conditioning to offset heat generated from Electric light fixtures or standard skylights
     3.   Save on maintenance costs associated with electric lights
     4. High light quality provides better illumination, color rendition and less shadows
     5.   Does not flicker or hum
     6. Receive certain Federal, State & Local Tax benefits & Utility incentives as a Green Energy product
     7. Operates when sun is low in the sky, a critical advantage over passive skylights

"DAYLIGHTING" DESCRIBED

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

The U.S. Department of Energy statistics show that 29% of energy use in commercial buildings is for lighting. This amount is 40% to 50% in schools. The DOE projects that electricity consumption between 2010 and 2030 will grow from
14.85 quadrillion BTUs to 20.30 quadrillion BTUs. This is expected to significantly increase electrical utility costs for retailers, schools. industrial, and commercial users .

According to the Sustainable Building Technical Manual, chapter IV.7, page 90, a well-designed daylit building is estimated to reduce lighting energy use from 50% to as much as 80%.

Day lit buildings make a statement about their owners and occupants; they are socially and fiscally responsible.

"ADVANCED SKYLIGHTS" DESCRIBED

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

PRODUCTS AND TECHNOLOGY

Our Ciralight Suntrackers(TM)are classified as Active Advanced Skylights. Our products are an energy saving, cost saving lighting solution. We are a viable sustainable energy solution

Our SunTracker(TM) systems have successfully passed life cycle test wherein they were subjected to harsh weather conditions in an environmental chamber for a period equivalent to 30 years. The tests showed that our Smart Skylights have a 30 year life expectancy.

 Users of our SunTracker(TM) units are entitled to certain tax benefits and utility company incentives that are not available to passive skylights. This provides us with a competitive advantage. SunTrackers(TM) are completely solar powered and while they are powered by only a 5 watt solar panel, they provide the illumination of a 1,000 watt metal halide light fixture.

Currently our SunTrackers(TM) are offered in the size of 4ft x 4 ft and 4ft x 8ft. We have released a 4 x 8 version of SunTracker(TM) that we believe will be popular for retrofitting existing passive skylights that are already in place at warehouses and commercial buildings. Property owners are able to replace their existing traditional less efficient skylights with our 4ft x 8ft SunTracker(TM) for minimal cost as a means to make their facilities more energy efficient and reduce their energy costs.

We believe our SunTracker(TM) product is unique in the following ways:

     * GPS Controller - Each SunTracker(TM) unit includes a fully self-contained solar powered Global Positioning System ("GPS") controller that tracks the position of the sun and insures maximum light throughout the daytime hours. The use of the GPS Controller and mirrors provide up to three times more light than the light from standard skylights and allows users to turn off their electrical lights for up to 10.5 hours a day.
     * Light Diffusion and Thermal Barrier - Each unit includes (i) two state-of-the-art prismatic lens that transform the sunlight into high levels of evenly dispersed and diffused natural light, creating a clean, pleasant, abundant natural light that is easier on the eyes, and (ii) a dual panel thermal barrier that prevents the typical heat gain associated with standard skylights from entering into the lighted space resulting in less than one-half the heat of a common fluorescent light fixture. This provides additional savings by reducing the need to run air-conditioning to off-set the heat caused by standard skylights and heat generating light fixtures that with the use of Smart Skylights are turned off during the daytime.

     * Solar Powered - Each SunTracker(TM) is entirely solar powered. There is no electrical hookup required. The system is designed to store the solar energy created from the solar panel to run the SunTracker(TM) even if the sun is not out.
     * Mirror Array - Each unit contains either a dynamic single or triple mirror tracking array. The mirrors continuously track the sun across the sky even during winter's low sun angles and provide an abundant source of free light with no flickering or humming of electricity. The mirror array and GPS controller direct the sunlight through two special diffuser lenses, through the lightwell an into the building space.
     * Acrylic Super-Impact Skylight Dome - Each SunTracker(TM) features a clear, thermally formed, high impact resistant acrylic dome that provides superior strength and UV resistance and is easy to install.

In addition, our SunTracker(TM) products provide natural daylighting that is a key consideration when building to United States Green Building Council ("USGBC") standards and for receiving Leadership in Energy and Environmental Design ("LEED") certification. Our Smart Skylights(TM) are Energy Star Products. Smart Skylights(TM) are maintenance free, energy saving, powered by the sun and completely self-contained.

Ciralight SunTrackers(TM) are sold with a ten year warranty.

MANUFACTURING

At the present time, we contract with manufacturers who have expertise in a particular industry to produce the components of our SunTracker(TM) products. All manufacturing is done by companies in the United States and our products are made in the United States. We have an excellent relationship with all our manufactures. We purchase components from our manufacturers by issuing purchase orders. The terms of these purchase orders are typically Net 30 days, although we have elected to pay for our purchases at the time of delivery. Therefore, we have fully paid for our entire inventory of components at our Corona, California warehouse. The terms of our purchase orders with our manufacturers are F.O.B. origin. Therefore, as the purchaser of these component parts, we are responsible for the cost of shipping our components from a manufacturer's location to our warehouse in Corona, California where all our components are stored. As customers purchase our products, the components are picked and kitted at our Warehouse for shipment to the project job site. The assembly and installation of the SunTracker(TM) occurs at the jobsite and is handled by our dealers or distributors and their subcontractors. We have no role or responsibility with respect to the installation or assembly of our products.

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

MARKETS AND MARKETING

We are currently marketing our SunTracker(TM) products to Architects, Roofing and General Contractors, Lighting Companies, Solar Companies, Retail Chains, industrial and commercial property owners and managers. Our target properties are warehouses, industrial buildings, retail stores, public facilities, schools and military facilities within the United States. We are working on establishing sales in Canada, Mexico, Europe and in other overseas markets.

Our marketing efforts will be directed to create greater awareness of our products in the market place as an innovative, energy saving solution for lighting in the building industry. Our marketing will be geared toward new construction and retrofitting existing buildings.

The market for advanced skylights is growing due to pressures on building owners, tenants, schools and government agencies to reduce energy consumption and save on utility costs. Our SunTrackers(TM) are a break-through energy saving product.

This movement toward "green" energy solutions and the pressure to reduce the carbon footprint, as well as other environmental initiatives, will continue to spur the growth in this market segment and the need for solutions like our SunTracker(TM).

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

Currently, we have the following distributors:

     Ciralight Europe (29 European Union Countries)
     RSB Construction LTD.  (Turkey)
     ZEEV Shimon & Sons, Ltd.  (Israel)

In addition we currently have interest from companies wishing to become Dealers or Distributors in Australia, Brazil, Canada, Chili, Germany, Greece, Italy, Indonesia, Japan, Poland and Romania. We are at various stages of discussions and negotiations with these companies and we have not yet reached any definitive terms with any one of these companies.

After securing the technology rights to the Suntracker(TM) products, we elected to undertake a process of reviewing and enhancing the design to take it from good quality to industrial grade quality. This process included an improved design of numerous components including the GPS Controller, the post system, the mirror assembly and consolidating the mid-tray frame and dome frame into one frame. At that time, we elected to remove the product from the market until all the improvements were completed.

In December 2009, the SunTracker(TM) passed a 30 year life cycle test under extreme environmental conditions. This demonstrated the SunTracker(TM) to be robust and durable.

The SunTracker(TM) has since been certified to comply with the American Architecture and Manufacturers Association Certification standards for skylights. We are members of the United States Green Building Council (USGBC) and the Daylighting Collaborative. We are also a U.S. Department of Energy, Energy Star Partner.

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

Our skylights have recently been installed at:

     Three Google facilities
     Two Ace Hardware Stores
     Two Office Depot stores
     Two IKEA stores, one in Canada and one in the United States
     Five Whole Foods stores
     Five Giant Food Stores
     One Fresh and Easy store
     200 units at Patagonia's main facility
     80 units at Caterpillar, Belgium
     26 units at Boeing
     66 units at Johnson & Johnson, Mexico
     12 units at Phoenix Sky Harbor Airport
     4 units to the Unites States Navy

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

RAW MATERIALS AND SUPPLIES

 The Company has contact with and access to numerous suppliers of the raw materials and components needed to manufacture our skylights and is not dependent on any one supplier or limited group of suppliers. The components contained in our SunTracker(TM) system are supplied by third party manufacturers and, in most cases, there are alternative sources for each component.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company does business with two major customers. Major customers are defined as those customers whose annual revenue is greater to or equal to 10% of annual revenue. Net sales for the years ended December 31, 2011 and 2010 include sales to the following major customers, together with the receivables due from those customers:

                                              Sales
                                      Year Ended December 31,
                                      -----------------------
     Customer                         2011               2010
     --------                         ----               ----
     Customer A                     $398,612           $     --
     Customer B                     $173,829           $ 14,852

                                     Accounts Receivable, as of
                                            December 31,
                                      -----------------------
     Customer                         2011               2010
     --------                         ----               ----
     Customer A                     $ 57,873           $     --
     Customer B                     $ 45,807           $  8,618

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

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2011 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

EMPLOYEES

As of March 18, 2011, we had six full time employees, and no part time employees. We believe that our relations with our employee are good. Our employees are not represented by a union or covered by a collective bargaining agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company does not own any real estate. We are currently subleasing our office and warehouse facility at 670 E. Parkridge, Suite 112, Corona, California 92879 for $3,000 a month. The property is owned by one of our Directors, Frederick Feck. This is a written lease and runs month to month. The space consists of approximately 3,500 square feet. We occupied this warehouse facility from March 1, 2009, until September 30, 2009, on a rent free basis. From October 1, 2009, until March 31, 2010, we occupied this warehouse facility under a verbal lease for $3,000 per month. Our board of directors believes this new rental arrangement is fair to the Company. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM. 3 LEGAL PROCEEDINGS.

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us.

We are not currently defendants in any legal proceedings.

ITEM 4. (REMOVED AND RESERVED).

Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not currently traded or quoted on any national exchange. Our stock is quoted on the OTCBB market under the symbol "CGHA."

Our common stock is considered a "penny stock." The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

HOLDERS

As of March 23, 2012, there were approximately 178 shareholders of record of the Company's Common Stock and one shareholder of record of the Company's Series A Preferred Stock.

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

During the three month period ended December 31, 2011, a total of 30,000 shares of common stock were issued at $.50 per share for marketing services rendered.

The above shares were issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) and Regulation D, Rule 506 promulgated thereunder, as the issuance of the stock did not involve a public offering of securities based on the following:

     *    the  investors   represented  to  us  that  they  were  acquiring  the
          securities for their own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the 33 Act;
     * we provided each investor with written disclosure prior to sale that the securities have not been registered under the 33 Act and, therefore, cannot be resold unless they are registered under the 33 Act or unless an exemption from registration is available;
     * the investors agreed not to sell or otherwise transfer the purchased securities unless they are registered under the 33 Act and any applicable state laws, or an exemption or exemptions from such registration are available;
     * each investor had knowledge and experience in financial and other business matters such that he, she or it was capable of evaluating the merits and risks of an investment in us;
     * each investor was given information and access to all of our documents, records, books, officers and directors, our executive offices in Irvine, California and our warehouse facility in Corona, California, pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information that we possesses or were able to acquire without unreasonable effort and expense;
     * each investor had no need for liquidity in their investment in us and could afford the complete loss of their investment in us;
     * we did not employ any advertisement, article, notice or other communication published in any newspaper, magazine or similar media or broadcast over television or radio;
     * we did not conduct, hold or participate in any seminar or meeting whose attendees had been invited by any general solicitation or general advertising;
     *    we  placed  a  legend  on each  certificate  or  other  document  that evidences the securities stating that the securities have not been registered under the 33 Act and setting forth or referring to the restrictions on transferability and sale of the securities;
     *    we placed stop transfer instructions in our stock transfer records;
     * we sold securities to less than 35 individuals who were not "accredited investors" as defined in Rule 501 of Regulation D promulgated under the 33 Act;
     * no underwriter was involved in the offering and the only registered broker-dealer involved in the offering was Dave Broderick/WBB Securities to whom we paid commissions in the amount of $31,938; and
     * we made independent determinations that such persons were sophisticated or accredited investors and that they were capable of analyzing the merits and risks of their investment in us, that they understood the speculative nature of their investment in us and that they could lose their entire investment in us.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR YEARS ENDED DECEMBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO DECEMBER 31, 2009, SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN PART IV, ITEM 15 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

OVERVIEW

Ciralight manufactures patented SunTracker(TM) lighting solutions that enable commercial and industrial buildings to utilize sunlight to illuminate indoor spaces. The SunTracker(TM) unit utilizes a solar powered GPS controller and mirrors to direct sunlight through a skylight diffuser. The result is a self contained, completely sustainable lighting solution that can offer up to 10.5 hours of free indoor light.

Using Sun-tracking technology allows our skylights to illuminate buildings longer and more effectively than traditional skylights. Furthermore, the natural diffused light is high quality, more conducive to retail, educational, and industrial purposes. SunTracker(TM) skylights provide the illumination of a 1,000 watt metal halide light fixture.

These units are entirely Solar Powered so they do not require any electricity or electrical hookup. Smart SunTrackers(TM) are designed with two heat traps so they prevent the heat gain associated with traditional skylights.

We add between one and three new dealers for our patented, SunTracker(TM) each week. Denver-based AIA Industries, Inc., a leader in custom manufacture of quality plastic and structural glass skylights for residential and commercial applications, distributes Ciralight's SunTracker(TM). This is significant because AIA makes their own custom line of skylights and decided to become a dealer for Ciralight because they believe that our SunTracker(TM) technology is the future of eco-friendly, energy-saving, natural light for businesses and homes.

We entered into a strategic dealership agreement with Progressive Roofing, a four-state, 8-office design/build and maintenance company responsible for such projects as the Phoenix Cardinals Stadium in Glendale, AZ, the Palo Verde Nuclear Plant in Tonopah, NV, Hartsfield Airport, Atlanta, GA, the Westin Casuarina Resort in Grand Cayman, Bahamas, and many more trophy buildings. Progressive has locations in California, Nevada, New Mexico and Texas, all sunshine states, and for which installations of our Smart Skylights(TM) make the most sense.

Mexico City-based, The Global Industry Solution, SA, is an authorized Ciralight Global dealer for Mexico, who joined our other international dealerships in Spain, El Salvador, Canada, South Korea, Turkey, Europe, Israel and Denmark. We are currently in negotiations with companies in Japan, Indonesia, Brazil, Columbia, China, Bolivia, Chili, and Poland.

The   emphasis  on   energy-efficient   "Green"   buildings,   maintenance   and
sustainability make our Smart Skylights(TM) a very desirable addition when architects and builders are planning new construction.

We are making good progress towards introducing our Smart Skylights(TM) for homes, which, like our commercial Smart Skylights(TM), will be eligible to receive federal, state and local tax credits and utility incentives as an Energy Saving Green product. Our home Smart Skylights(TM) will deliver the same energy saving benefits as our commercial Smart Skylights(TM), such as improved lighting and improved health due to more natural light and reduced household utility costs. Our 4'x8' SunTracker(TM) , will begin shipping within weeks and we are presently receiving orders for this new popular addition to our product line.

We have completed new installations at the Columbus Zoo in Ohio, Market of Choice in Corvallis, Oregon, Fanshawe College and Northern College in Canada, LG facilities in Turkey, and Sahurita High School Gym and Riverside Elementary School in Arizona. Next week we are shipping 48 of our Smart Skylights(TM), for a new Whole Foods Market in Austin Texas and 27 for BD Biosciences in Northern California. We continue to progress on dialogue we have had in the last few months with such potential customers as the U.S. Army Corp of Engineers, City of Los Angeles Mayor's Office, City of Los Angeles Building & Safety Department,
California  Institute  of  Technology,  American  Honda  Motor Co.,  U.S.  Naval
Facilities Command, Toyota Motor Sales USA, Parsons Construction Co., Turner Construction Company, Los Angeles Community Colleges District, Los Angeles Unified School District, NASA, University of Alabama, Los Angeles County, and others.

Every year, Ciralight Global promotes our SunTrackers(TM) at trade shows and conventions to potential new customers. In 2011 we exhibited at numerous conventions and energy shows including; The NASA Energy show at the Davidson Space Center in Huntsville, Alabama (February 2011); Green California in Sacramento, California (April 2011); Go-Green Expo in LosAngeles (April 2011); Cal Tech Energy Efficiency Expo in Pasadena, California (May 2011); Lightfair International in Philadelphia (May 2011); BEX-Asia in Singapore (September
2011); and USGBC's Greenbuild 2011 in Toronto, Canada (October 2011).

These trade shows give Ciralight the opportunity to meet decision makers in the sustainable and green building industry. As we continue exhibiting at these shows, it's evident that people are looking for new energy efficiency solutions and are enthusiastic about our SunTracker(TM) products.

Throughout the year, Ciralight continued to grow our influential network of distributors and dealers who independently push the marketing and sales of our Ciralight SunTrackers(TM) around the world. During 2011, Ciralight surpassed a significant milestone as we reached the signing of one hundred (100) Dealers worldwide. The number of dealers is even larger today. Our approach is systematic and methodical, as we build the infrastructure necessary to achieve our significant long term growth and sales goals.

One of our most significant contracts signed during 2011 was with ABM Industries. ABM Industries is one of the largest facility management companies in the United States. ABM is currently training their nationwide team of 14,600 + facility engineers on the details of our SunTracker(TM) skylights and will begin recommending our SunTrackers(TM) as an energy saving solution for the buildings they manage and maintain.

Ciralight Global has established distribution through Europe, South America, Central America, North America and portions of Asia. In 2012, we will continue our efforts to build a broad infrastructure of international distribution as well as strategic relationships that in time, prove its value with significant sales. Our goals involve having distribution on every continent and in every country. Ciralight has spent this time to train, educate, and assist our new dealers and distributors in marketing our products in their territories.

Our SunTrackers(TM) are an exceptional energy saving product, but, as with any product, they require time to be specified into a building and ultimately installed. The building industry sales cycle is often 9-12 months or more. As we introduce our product to new dealers in new markets, it requires time to educate and train their teams about our products and how to market our SunTrackers(TM) effectively.

Once a customer decides they want to purchase our SunTrackers(TM), their architect will draw up their plans; the plans must be approved by the local agencies, and then construction begins. Often, we find that a new customer will install a few SunTrackers(TM) as a test before eventually committing to a full order. So it can be a lengthy sales process, yet we are seeing the rewards.

As awareness of the SunTracker(TM) has spread, so has the diversity of our installation sites. SunTrackers(TM) were recently installed at the Amsterdam International Airport, at Supermarkets in Turkey, at Hawker Centers in Singapore, at two Colleges in Canada, and at a warehouse in Indonesia. This past year our SunTrackers(TM) were also installed at three different Google sites, a General Electric facility in Georgia, a Walgreens in Arizona, a West Marine in Hawaii, and at numerous Eaton Corporation facilities. The New Year will start strong with our first installation of 80 4'x8' SunTrackers(TM) for Caterpillar at their Belgium Headquarters.

In January 2011, Ciralight received the prestigious Green Mark certification from the Singapore Green Building Council endorsed by the government of Singapore.

GreenTree Products Asia Pte, LTD., Ciralight's exclusive distributor for Singapore, Malaysia and portions of Indonesia, secured the Singapore Green Building Council certification. The certification is based on the SunTrackers capability to bring abundant, consistent natural sunlight into building interiors throughout the day; and Ciralight Global's commitment to environmental practices throughout their own operations

The Green Mark Certification allows Singapore building owners that install Ciralight SunTrackers to benefit from incentive programs and grants set up by the Singapore government to encourage green-mindedness. As importantly, installation of the Ciralight SunTrackers can help property owners obtain a BCA Green Mark for their building, a meaningful distinction in the Singapore real estate market.

Installations of Ciralight SunTrackers have been completed at Indonesian warehouses, Singapore Hawker Centers, at the Singapore International Airport and at one of the island's largest food companies. With the Green Mark certification, 2012 looks to be a prominent year for GreenTreen Products Asia and Ciralight SunTrackers. Ciralight SunTrackers(TM) have also been installed throughout world by Whole Foods, Staples, Office Depot, Boeing, Google, Caterpillar, LG, IKEA, Walgreens, Ace Hardware, Eaton, Fresh & Easy, Frito Lay, Patagonia and more.

We renamed our products as of January 1st, 2011. Our products are no longer referred to as SunTrackerOne, SunTrackerTwo, and SunTrackerThree. Instead, our 4'x4' SunTracker is now called the SunTracker 400, (with an option of a single or triple mirror), and our 4'x8' SunTracker is now called the SunTracker 800. When our smaller model for homes and classrooms is released, it will be called the SunTracker 200. These new model names are simple, intuitive, and reinforce the brand name and image.

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

In order to provide working capital, Ciralight Global, Inc. sold common stock through a private placement that raised $1,300,000 with the sale of 5,200,000 shares at a price of $0.25 per share from April 30, 2009 to January 15, 2010. During the third and fourth quarters of 2010, the Company sold common stock through a private placement that raised $222,000 with the sale of 444,000 shares at a price of $0.50 per share. During 2011, the Company sold common stock through a private placement that raised $475,680 with the sale of 951,360 shares at a price of $0.50 per share.

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

Our SunTracker(TM) products provide natural daylighting that is a key component in many current construction and existing structures. SunTrackers(TM) are maintenance free, powered by the sun and completely self-contained. We are currently marketing our SunTracker(TM) products to warehouse owners, roofing companies, shopping centers, schools and military installations in the United States. We are working on establishing sales in Canada, Mexico and overseas. The market for advanced skylights is growing year over year due to pressures on building owners, tenants, schools and government agencies to reduce energy consumption and expense. The "green" movement, carbon footprint ideology and other environmental initiatives should provide increased growth in our market segment.

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

BASIS OF PRESENTATION - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for smaller reporting companies. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations of the Company for the years ended December 31, 2011, 2010 and the period from February 26, 2009 (inception) to December 31, 2009, have been reflected herein.

REVENUE RECOGNITION - Revenue on our skylights and parts are recognized when the units or parts ship to the customer.

INCOME TAXES - The Company accounts for income taxes in accordance with Accounting Standards Codification 740, INCOME TAXES ("ASC 740"). Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the years ended December 31, 2011 and 2010.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of and for the years ended December 31, 2011 and 2010, there were no interest or penalties related to income taxes that have been accrued or recognized.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2010, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. The ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. We prospectively adopted this ASU effective Q1 2011, with no material impact on our consolidated financial statements.

In 2011, the FASB issued two ASUs which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders' equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in Q1 2012 and retrospective application will be required. These ASUs will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

In 2011, the FASB issued an ASU which intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The ASU is effective for us in Q1 2012, with early adoption permitted. We do not expect adoption to have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS OF THE COMPANY

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

SALES. Net sales increased 44% from $774,105 in 2010 to $1,111,343 in 2011.

Sales and demand for our products have been increasing each quarter. This is a result of our sales and marketing efforts, including greater visibility, customer outreach, customer acceptance, and demonstrated return on investment.

COST OF SALES. Cost of sales increased 39% from $609,796 in 2010 to $849,184 in 2011. Cost of sales as a percentage of net sales decreased from 79% in 2010 to 76% in 2011.

Cost of sales consists of the cost of our products with related shipping and warranty costs. The reduction of cost of sales as a percentage of net sales was achieved as a result of the Company's implemented changes in its business operations in the ongoing effort to decrease its cost of sales. These include stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

GROSS PROFIT. Gross profit increased 60% from $164,309 in 2010 to $262,159 in 2011. Gross profit as a percentage of net sales increased from 21% for 2010 to 24% 2011.

Our  gross  profit  has  increased  with  continued  product   enhancements  and
refinements to our production process.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Operating expenses decreased 2% from $1,189,111 in 2010 to $1,162,541 in 2011. Operating expenses as a percentage of net sales decreased from 154% in 2010 to 105% in 2011.

Research and development expenses decreased 39% from $61,459 in 2010 to $37,262 in 2011. Research and development as a percentage of net sales decreased from 8% in 2010 to 3% in 2011. During 2010 and 2011, we improved the design and operating efficiency of our product, including the development of our 4'x8' Three(TM).

Selling and marketing expenses increased 14% from $211,151 in 2010 to $240,547 in 2011. Selling and marketing expense as a percentage of net sales decreased from 27% for 2010 to 22% for 2011.

During 2010 and 2011, our marketing efforts have focused on exhibiting and presenting our patented product line and the introduction of the Suntracker Three(TM). In addition to our marketing strategy with architects and builders planning new construction with the emphasis on energy-efficient "Green" buildings, we have progressed towards introducing our Suntrackers(TM) for homes.

General and administrative expenses decreased 3% from $916,501 in 2010 to $884,732 in 2011. General and administrative expenses as a percentage of net sales decreased from 118% in 2010 to 80% in 2011. Lower expenses are a result of the number of changes in the manner in which our business was operated that were initiated in 2009 and fully implemented during 2010.

INCOME TAXES. Management has decided not to recognize the tax benefit for the years ended December 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Net cash used in operating activities was $679,285 for 2011 and resulted primarily from a net loss of $927,072 partially offset by increases in other payables and decreases in prepayments, deposits, deferred revenue and notes receivable. Net cash used in operating activities was $615,464 for 2010 and resulted primarily from a net loss of $1,034,416 partially offset by increases in accounts payable and decreases in accounts receivables, prepayments and deposits.

Net cash flow used in investing activities was $4,262 for 2011. There was no cash used in investing activities for 2010.

Net cash provided by financing activities was $577,882 for 2011 and resulted primarily from the sale of common stock for $475,680 and related party advances of $100,000. Net cash provided by financing activities was $552,819 for 2010 and resulted primarily from the sale of common stock for $280,000 and proceeds from a note payable of $275,000.

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

The following table summarizes our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                  Payments Due by Period
                                         --------------------------------------------------------------------
                                         Total      Less than 1 year    1-3 Years     3-5 Years     5 years +
                                         -----      ----------------    ---------     ---------     ---------
Contractual Obligations:
  Operating Leases                      $ 43,800        $ 43,800        $     --      $     --       $     --
  Commitments to Purchase Inventory       42,235          43,304              --            --             --
                                        --------        --------        --------      --------       --------
      Totals:                           $ 86,035        $ 86,035        $     --      $     --       $     --
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under
Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal control over financial reporting was not effective in the following area:

TIMELY RECONCILIATION OF ACCOUNTS

During the December 31, 2011 and December 31, 2010 audits, a large number of adjusting journal entries were proposed to properly reconcile account balances at year end. A large number of adjusting journal entries being proposed during the audit process suggests that the Company's financial records are not properly reconciled at year end. This is an indication that the Company's controls may not be operating effectively to ensure that accounts are reconciled on a timely basis.

ITEM 9B. OTHER INFORMATION.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item regarding our directors, executives and corporate governance will be set forth in our Proxy Statement to be filed in connection with our 2012 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item regarding executive compensation will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item regarding security ownership of certain beneficial owners and management and related shareholder matters will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
           INDEPENDENCE.

The information required by this Item regarding certain relationships and related transactions and director independence will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item regarding principal accountant fees and services will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements

     Financial statements for Ciralight Global, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a) (2) Financial Statement Schedule

     Financial Statement Schedule for Ciralight Global, Inc. listed in the Index to Financial Statements and Supplementary Data on page F-1 are filed as part of this Annual Report.

(a) (3) See the "Index to Exhibits" set forth below.

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

3(i).3* Certificate of Amendment to the Articles of Incorporation filed on April 22, 2009, with the Secretary of State of Nevada.

3(ii)*        By-Laws of Ciralight Global, Inc.

4.1* Certificate of Designation of Series A Preferred Stock filed on July 22, 2009, with the Secretary of State of Nevada

4.2**         2010 Employee and Consultant Stock Incentive Plan

4.3***        2012 Employee and Consultant Stock Incentive Plan

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

10.15* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.16* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.17* Material Terms and Conditions of Verbal Office Lease for Executive Offices in Irvine, California.

10.18*        Material   Terms  and   Conditions  of  Verbal  Office  Lease  for
              Warehouse/Offices in Corona, California

14*           Code of Business Conduct and Ethics

21****        Subsidiaries.

31.1****      Certification of Principal Executive Officer Pursuant to 18 U.S.C.
              Section 1350

31.2****      Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350

32.1****      906 Certification of Principal Executive Officer

32.2****      906 Certification of Principal Financial Officer

101****       Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Incorporated by reference from the Company's Form S-1 registration statement filed with the Securities and Exchange Commission (File No. 333-165638) that went effective on July 29, 2010.
** Incorporated by reference Exhibit 99.1 of the Company's Form 8-K Current Report filed with the Commission on January 6, 2010.
*** Incorporated by reference to Exhibit 4.1 of the Company's Post-effective Amendment No. 1 to Form S-8 registration statement filed with the Commission on February 14, 2012.
**** Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Ciralight Global, Inc.


Dated: March 30, 2012                      /s/ Jeffrey S. Brain
                                           -------------------------------------
                                      By:  Jeffrey S. Brain
                                      Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2012                      /s/ Jeffrey S. Brain
                                           -------------------------------------
                                      By:  Jeffrey S. Brain
                                      Its: President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer) Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated: March 30, 2012                      /s/ Frederick Feck
                                           -------------------------------------
                                      By:  Frederick Feck
                                      Its: Corporate Secretary and Director

                             CIRALIGHT GLOBAL, INC.

                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     F-2

Balance Sheets as of December 31, 2011 and 2010                             F-3

Statements of Operations for the years ended December 31, 2011 and
December 31, 2010                                                           F-4

Statement of Changes in Stockholder's Equity (Deficit) for the years ended
December 31, 2011 and December 31, 2010                                     F-5

Statements of Cash Flows for the years ended December 31, 2011 and
December 31, 2010                                                           F-6

Notes to Financial Statements                                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ciralight Global, Inc.
Sherman Oaks, California

We have audited the accompanying balance sheets of Ciralight Global, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ciralight Global, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ HJ Associates & Consultants, LLP
-----------------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 30, 2012

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                  -----------------------------------
                                                                                      2011                   2010
                                                                                  ------------           ------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                            $     97,443           $    203,108
  Restricted Cash                                                                        7,600                     --
  Accounts receivable                                                                  175,235                148,787
  Notes receivable - related party                                                          --                 75,454
  Inventory                                                                            197,619                228,106
  Prepaid expenses and other current assets                                             16,090                 53,804
                                                                                  ------------           ------------
      TOTAL CURRENT ASSETS                                                             493,987                709,259
                                                                                  ------------           ------------
Property and equipment, net                                                              6,928                 10,024
Intangible assets, net                                                                  27,198                 28,861
                                                                                  ------------           ------------

      TOTAL ASSETS                                                                $    528,113           $    748,144
                                                                                  ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                                $    128,764           $    211,015
  Advances payable - related party                                                     300,000                200,000
  Accrued Expenses - related party                                                     151,813                 18,249
  Deferred Revenue                                                                      30,932                     --
  Other payables                                                                        18,426                 27,123
                                                                                  ------------           ------------
      TOTAL CURRENT LIABILITIES                                                        629,935                456,387
                                                                                  ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding                 1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   14,322,567 and 13,289,207 shares issued and outstanding, respectively                14,322                 13,289
  Additional paid-in capital                                                         2,664,633              2,132,173
  Accumulated deficit                                                               (2,781,777)            (1,854,705)
                                                                                  ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (101,822)               291,757
                                                                                  ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    528,113           $    748,144
                                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                             CIRALIGHT GLOBAL, INC.
                            STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                          December 31,
                                               -----------------------------------
                                                   2011                   2010
                                               ------------           ------------
Sales                                          $  1,111,343           $    774,105
Cost of goods sold                                  849,184                609,796
                                               ------------           ------------
Gross profit                                        262,159                164,309
                                               ------------           ------------
OPERATING EXPENSES
  Research and development expenses                  37,262                 61,459
  Selling and marketing expenses                    240,547                211,151
  General and administrative expenses               884,732                916,501
                                               ------------           ------------
TOTAL OPERATING EXPENSES                          1,162,541              1,189,111
                                               ------------           ------------
Loss from operations                               (900,382)            (1,024,802)
                                               ------------           ------------
OTHER EXPENSE
  Interest expense, net                             (44,337)                (9,614)
  Gain on extinguishment of debt                     17,647                     --
                                               ------------           ------------
TOTAL OTHER EXPENSE                                 (26,690)                (9,614)
                                               ------------           ------------

NET LOSS                                       $   (927,072)          $ (1,034,416)
                                               ============           ============

BASIC LOSS PER SHARE                           $      (0.07)          $      (0.09)
                                               ============           ============
WEIGHTED AVERAGE SHARES USED IN
 PER SHARE CALCULATION                           13,947,917             11,729,651
                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010


                                            Preferred Stock          Common Stock
                                            ---------------        ----------------    Additional
                                                        Par                     Par      Paid in    Accumulated      Total
                                            Shares     Value       Shares      Value     Capital      Deficit        Equity
                                            ------     -----       ------      -----     -------      -------        ------
BALANCE DECEMBER 31, 2009                 1,000,000     1,000    10,368,000    10,368   1,225,665      (820,289)      416,744

Common Stock Issued For Private
 Placement at $0.25                              --        --       232,000       232      57,768            --        58,000

Common Stock Issued For Private
 Placement at $0.50                              --        --       444,000       444     221,556            --       222,000

Common Stock Issued As Anti-Dilution
 Shares For Compensation And Services
 Rendered at $0.25                               --        --       282,353       282      70,306            --        70,588

Common Stock Issued For Accrued
 Compensation at $0.25                           --        --       359,505       359      89,517            --        89,876

Common Stock Issued For Conversion
 of Notes Payable and Interest at $0.25          --        --     1,552,408     1,553     386,549            --       388,102

Common Stock Issued For Conversion
 of Notes Payable and Interest at $0.50          --        --        50,941        51      25,419            --        25,470

Stock Options Issued For Services                --        --            --        --      51,574            --        51,574

Stock Offering Costs                             --        --            --        --      (2,181)           --        (2,181)

Rent Donation by Related Party                   --        --            --        --       6,000            --         6,000

Net Loss                                         --        --            --        --          --    (1,034,416)   (1,034,416)
                                          ---------   -------    ----------   -------  ----------   -----------   -----------
BALANCE DECEMBER 31, 2010                 1,000,000     1,000    13,289,207    13,289   2,132,173    (1,854,705)      291,757

Common Stock Issued For Private
 Placement at $0.50                              --        --       951,360       951     474,729            --       475,680

Common Stock Issued For Services
 at $0.50                                        --        --        80,000        80      39,920            --        40,000

Common Stock Issued From Exercise
 of Stock Options at $0.75                       --        --         2,000         2       1,498            --         1,500

Stock Offering Costs                             --        --            --        --      (1,300)           --        (1,300)

Stock Options Issued For Services                --        --            --        --       9,611            --         9,611

Stock Options Issued For Financing Costs         --        --            --        --      34,440            --        34,440

Commissions on Sales of Common Stock             --        --            --        --     (32,438)           --       (32,438)

Rent Donation by Related Party                   --        --            --        --       6,000            --         6,000

Net Loss                                         --        --            --        --          --      (927,072)     (927,072)
                                          ---------   -------    ----------   -------  ----------   -----------   -----------

BALANCE DECEMBER 31, 2011                 1,000,000   $ 1,000    14,322,567   $14,322  $2,664,633   $(2,781,777)  $  (101,822)
                                          =========   =======    ==========   =======  ==========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended
                                                                                 December 31,
                                                                     -----------------------------------
                                                                         2011                   2010
                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $   (927,072)          $ (1,034,416)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Common stock issued for compensation and services                     40,000                     --
     Options issued for services                                            9,611                 51,574
     Depreciation and amortization                                          9,021                 11,976
     Contribution of rent from a related party                              6,000                  6,000
     Bad debt expense                                                      25,896                 39,273
     Gain on extinguishment of debt                                       (17,647)                    --
  Changes in operating assets and liabilities
     (Increase) decrease in Restricted Cash                                (7,600)                    --
     (Increase) decrease in Deferred Revenue                               30,932                     --
     (Increase) decrease in inventory                                      30,487                (51,585)
     (Increase) decrease in accounts receivable                           (52,344)               112,487
     (Increase) decrease in prepayments and deposits                       37,715                 81,587
     (Increase) decrease in note receivable - related party                35,244                 (5,589)
     Increase (decrease) in accounts payable                              (42,042)               156,596
     Increase in other payables                                           142,514                 16,633
                                                                     ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                         (679,285)              (615,464)
                                                                     ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business assets                                           (4,262)                    --
                                                                     ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                           (4,262)                    --
                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from sale of common stock                                          475,680                280,000
  Cash from exercise of options                                             1,500                     --
  Options issued for financing costs                                       34,440                     --
  Payments of commission on common stock sales                            (32,438)                    --
  Proceeds from advances payable - related party                          100,000                     --
  Proceeds from note payable                                                   --                275,000
  Stock offering costs                                                     (1,300)                (2,181)
                                                                     ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                      577,882                552,819
                                                                     ------------           ------------
Net (decrease) increase in cash                                          (105,665)               (62,645)
Cash, beginning of period                                                 203,108                265,753
                                                                     ------------           ------------

CASH, END OF PERIOD                                                  $     97,443           $    203,108
                                                                     ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                      $         --           $      9,614
                                                                     ============           ============
  Income taxes paid                                                  $         --           $         --
                                                                     ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for accrued compensation                       $         --           $     89,876
                                                                     ============           ============
  Debt and liabilities settled with common stock                     $         --           $    484,160
                                                                     ============           ============
  Exchange of Note Receivable for Legal Fees                         $     40,210           $         --
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

Reclassifications

Certain balances in prior year financial statements have been reclassified to conform to the current year presentation.

2. Liquidity and Operations:

The Company had net losses of $927,072, and $1,034,416 for the years ended December 31, 2011, and December 2010, respectively,

As of December 31, 2011, the Company had cash of approximately $105,000. In addition, the Company had accounts receivable of approximately $175,000, inventory on hand at a cost valuation of approximately $198,000, all fully paid for, and accounts payable of approximately $129,000. The revolving line of credit consists of advances from related parties and amounted to $300,000 as of December 31, 2011. The Company finalized an agreement with the Adams family in which the Company will grant one stock option for each dollar loaned by the

Adams family for the maximum amount borrowed by the Company against the line of credit. The agreement is for a term of one year and the options will have an exercise price of $.50 per option, will be exercisable over five years and will vest quarterly, based on the amount of credit line outstanding at the end of each calendar quarter. In addition, the interest rate agreed upon is 2% over the treasury rate on the outstanding amount of the credit line.

The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the year ended December 31, 2011 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. At fiscal year end, the Company had $105,000 of cash and cash equivalents and short term investments. As discussed in Note 14 below, on March 23, 2012, the company obtained an additional $500,000 line of credit to meet operational and working capital needs. Management believes that with the additional line of credit that there is sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

3. Summary of Significant Accounting Policies:

Concentration of Cash Risk

The Company maintains its cash accounts primarily with banks located in Utah. The total cash balances are insured by the FDIC up to $250,000 per bank. At times, the amount of the Company's cash and cash equivalent exceeds the balance insured by the FDIC.

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At December 31, 2011, management deemed that all accounts receivable were fully collectible and that no bad debt reserve was required.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At December 31, 2011 no reserve was required.

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

Stock  Offering  Costs  -  During  2010  and  2011,  the  Company  recorded  the organizational costs associated with the private placement offering as additional paid in capital and expensed the costs associated with taking the company public.

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at December 31, 2011.

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

Changes in the liability for product warranty were as follows:
                                                                        Product
                                                                        Warranty
                                                                        --------
Liability at December 31, 2009                                          $ 9,476

Settlements made during the period                                       (7,425)
Change in liability for warranties issued during the period               4,415
Change in liability for preexisting warranties                            3,010
                                                                        -------
Liability at December 31, 2010                                          $ 9,476

Settlements made during the period                                           --
Change in liability for warranties issued during the period                  --
Change in liability for preexisting warranties                               --
                                                                        -------

Liability at December 31, 2011                                          $ 9,476
                                                                        =======

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amounts expensed for the years ended December 31, 2011, and 2010 were $37,262, and $61,459, respectively.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $240,547, and $211,151, respectively, for the years ended December 31, 2011, and December 31, 2010 and consisted of the following:

                                                       2011               2010
                                                     --------           --------
Booth rental and advertising fees                    $ 26,827           $ 17,367
Event staffing, travel and shipping                    53,943             25,705
Marketing consultants and materials                    69,167             29,326
Royalty fees                                           22,140             13,240
Commissions                                            63,210            111,393
Sales support, recruitment and travel                   5,260             14,120
                                                     --------           --------

Total Selling and Marketing Expenses                 $240,547           $211,151
                                                     ========           ========

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At December 31, 2011, accrued royalties in the amount of $35,389, related to our sale of 1,769 units, is reflected on our financial statements.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $884,732, and $916,501, respectively, for the years ended December 31, 2011 and December 31, 2010 and consisted of the following:

                                                        2011              2010
                                                      --------          --------
Computer and internet                                   17,723            13,042
Insurance                                               60,554            32,824
Membership fees                                          4,452             6,445
Payroll and compensation                               486,407           340,096
Accounting fees                                         94,227           104,728
Legal fees                                              39,111           152,871
Consulting fees                                         40,987            89,018
Rent and occupancy expenses                             12,823            20,186
Warehouse expenses                                      65,022            54,706
Travel expenses                                         19,800            21,839
Office and administrative expenses                      17,730            41,473
Bad debt expense                                        25,896            39,273
                                                      --------          --------

Total General & Administrative Expenses               $884,732          $916,501
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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2011, three distributors had balances representing 72% or more of the Company's accounts receivable.

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

4. Balance Sheet Information:

Cash consisted of the following at December 31,

                                                      2011                2010
                                                    --------            --------
Checking account                                    $ 87,292            $201,376
Savings accounts                                       8,435                 502
Petty cash                                             1,716               1,230
                                                    --------            --------

Total Cash and cash equivalents                     $ 97,443            $203,108
                                                    ========            ========

Notes receivable - related party - As of December 31, 2010, the Company held a note receivable from the former President and Chief Executive Officer of the Company, with an original balance of $69,865. This note accrued interest at an annual rate of 8% from the effective date of January 15, 2010. Certain terms of this note receivable were amended and replaced on March 18, 2010, with the following terms: The Company was granted a security interest in and to 329,647 shares of Company common stock owned by the former President and CEO as collateral for the repayment of the note receivable and the note receivable is due and payable on November 1, 2010. The balance of the note, including accrued interest, at December 31, 2010 was $75,454. On January 3, 2011, the Company recorded the satisfaction for the full amount of principal and accrued interest due on the note receivable.

Inventory consisted of the following at December 31,

                                                      2011                2010
                                                    --------            --------
Finished units and components                       $190,084            $205,501
Packaging crates and materials                         7,535              22,605
                                                    --------            --------

Total Inventory                                     $197,619            $228,106
                                                    ========            ========

Prepaid expenses and other current assets consist of the following at December
31,

                                                      2011                2010
                                                    --------            --------
Purchase order prepaid deposits                     $ 11,930            $ 43,304
Deposits on account                                       --              10,500
Prepaid expenses                                       4,160                  --
                                                    --------            --------

Total Prepayments and deposits                      $ 16,090            $ 53,804
                                                    ========            ========

Purchase order prepaid deposits represent the prepayment required under the agreements with several suppliers of our inventory components.

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as presented in the following schedule.

Property and equipment consist of the following at December 31:

                                                    2011                 2010
                                                  --------             --------
Furniture and equipment                           $ 10,513             $  7,950
Vehicles                                             2,771                2,771
Tooling costs                                       24,683               22,983
Convention display                                   1,817                1,817
                                                  --------             --------
Property and equipment                              39,784               35,521
                                                  --------             --------
Less Accumulated depreciation                      (32,856)             (25,497)
                                                  --------             --------

Total Property and equipment, net                 $  6,928             $ 10,024
                                                  ========             ========

Depreciation expense for the annual periods ended December 31, 2011, and 2010 was $7,359, and $10,313, respectively, and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows at December 31,

                                                    2011                 2010
                                                  --------             --------
Patent and patent applications                    $ 30,593             $ 30,593
Less Accumulated amortization                       (3,395)              (1,732)
                                                  --------             --------

Total Intangible assets, net                      $ 27,198             $ 28,861
                                                  ========             ========

Amortization expense for the annual periods ended December 31, 2011, and 2010 was $1,663, and $1,663, respectively, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Advances payable-related party - On December 30, 2010, Terry Adams advanced the Company $200,000 for short term working capital purposes and in 2011, Mr Adams advanced an additional $100,000 to the Company, as represented by the advances payable-related party amount of $300,000 at December 31, 2011. Related accrued interest of $8,508 is included in the Other Payables amount on the Company's financial statements.

Other Payables - The Company had Other Payables consisting of the following at December 31,

Other Payables                                        2011                2010
                                                    --------            --------
Accrued warranty expense                            $  9,476            $  9,476
Accrued compensation                                   8,950              17,647
                                                    --------            --------

Total Other payables                                $ 18,426            $ 27,123
                                                    ========            ========

Other Payables - Related Party                         2011               2010
                                                    --------            --------
Royalty Fees - Related Party                        $ 35,389            $ 18,249
Accrued Compensation - Related Party                 107,916                   0
Accrued Interest                                       8,508                   0
                                                    --------            --------

Total Other Payables - Related Party                $151,813            $ 18,249
                                                    ========            ========

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At December 31, 2011 and 2010, accrued royalties totaled $35,389 and $18,249, respectively.

Deferred Revenue - Shipments that were staged and ready for shipment were recorded as deferred revenue. Upon shipment to customers, the sale will be recorded as revenue. Deferred Revenue totaled $30,932 at December 31, 2011

5. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 14,322,567 issued and outstanding common stock shares as of December 31, 2011. Details of the issued and outstanding common stock shares are shown below.

Common stock shares issued as of December 31, 2011 are as follows:

                                                                       Amount of
                                                                        Shares
              Description                                               Issued
              -----------                                             ----------
Stock issued for acquisition of assets                                 3,600,000
Stock issued for legal services (founder's shares)                       240,000
Stock issued for consulting services (founder's shares)                  240,000
Stock issued as compensation (founder's shares)                        1,120,000
Stock issued to private offering subscribers                           6,595,360
Stock issued for compensation and services rendered                      721,858
Stock issued for conversion of note payable                            1,803,349
Stock issued for exercise of stock options                                 2,000
                                                                      ----------

Total common stock shares issued                                      14,322,567
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

During the three month period ended December 31, 2011, a total of 30,000 shares of common stock were issued for marketing services rendered and valued at the aggregate amount of $15,000.

Preferred stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. Currently, we have 1,000,000 shares of preferred stock issued and outstanding. As part of the purchase contract for the acquisition of assets, we issued 1,000,000 shares of Series A Preferred Stock to the seller of those assets, Mr. George Adams, Sr. The Series A Preferred Stock has the following rights and references:

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

6. Stock Options and Warrants:

As of December 31, 2011, the Company had not issued any warrants.

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

On December 30, 2010, the Board of Directors granted a total of 605,000 options at an exercise price of $.425 per share, exercisable over five years from the date of grant. We entered into eight stock option agreements with five individuals in recognition of various services performed for the Company. The individuals have the option to purchase a certain amount of shares of common stock at $.425 per share. The options expire on December 15, 2015. Jeffrey S. Brain, the Company's President, Chief Executive Officer and Director, entered into four stock option agreements relating to assisting the Company with its registration process and becoming a publicly traded Company, entering into a certain contract with a major customer and for serving on the Company's board of directors. Mr. Brain was granted options to purchase an aggregate of 275,000 shares of common stock. Frederick Feck, the Company's Corporate Secretary and Director, entered into a stock option agreement for serving on the Company's board of directors and was granted options to purchase 100,000 shares of common stock. Jacqui Matsumoto, a Company employee, entered into a stock option agreement for significant contributions to the Company and was granted options to purchase 30,000 shares of common stock. David E. Wise, the Company's corporate securities counsel, entered into a stock option agreement for legal services to the Company and was granted options to purchase 100,000 shares of common stock. Terry Adams, a Company founder and investor, entered into a stock option agreement for significant contributions to the Company and was granted options to purchase 100,000 shares of common stock.

Stock options exercisable into an aggregate of 978,900 shares of the Company's common stock were outstanding on December 31, 2011, of which 580,900 were vested on the date granted and 100,000 are scheduled to vest during 2012. No options were exercised during the year ended December 31, 2010. The Black-Scholes option-pricing model was used to estimate the option fair values , in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Since the Company's stock is not yet trading nor does it have an extended history of stock prices or volatility, expected volatility and average contractual life variables were estimated utilizing a weighted average of comparable published volatilities and contractual lives based on industry comparables. Expected pre-vesting forfeitures were estimated based on expected employee turnover. The fair value of options granted during the year ended December 31, 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.5% and 71.5%, a risk-free interest rate of 0% and a remaining contractual life of between 1.0 and 5.0 years.

In April 2011, in consideration of the Adams agreeing to offer the Company advances up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. In addition, 2,000 stock options were exercised at $.75 per option during April 2011.

On January 1, 2012, the Board of Directors granted a total of 400,000 options at an exercise price of $0.47 per share, exercisable over five years from the date of grant. We entered into stock option agreements with three individuals in recognition of serving on the Company's board during 2011. The individuals have the option to purchase shares of common stock at $0.47 per share, which expires on December 31, 2016. Jeffrey S. Brain, the Company's President, Chief Executive Officer and Director, Frederick Feck, the Company's Corporate Secretary and Director and Terry Adams, Company Director, were each granted options to purchase 100,000 shares of common stock. In addition, David E. Wise, the Company's corporate securities counsel, entered into a stock option agreement for legal services to be performed for the Company during 2012. Mr. Wise was granted options to purchase 100,000 shares of common stock.

The following table summarizes the activity of stock options for the years ended December 31, 2011 and 2010:

                                                                        Weighted
                                                     Number of          Average
                                                      Shares            Exercise
                                                    Outstanding           Price
                                                    -----------           -----
Balance, December 31, 2009                                 --           $     --
  Options granted                                     680,900               0.46
  Options exercised                                        --                 --
  Options forfeited or expired                             --                 --
                                                     --------           --------
Balance, December 31, 2010                            680,900               0.46
  Options granted                                     300,000               0.50
  Options exercised                                    (2,000)              0.75
  Options forfeited or expired                             --                 --
                                                     --------           --------

Balance, December 31, 2011                            978,900           $   0.47
                                                     ========           ========

The weighted average fair values of options granted during the years ended December 31, 2011 and 2010 were $0.15 and $0.09 per option, respectively. The values recorded for the outstanding exercisable options at December 31, 2011 and 2010 were $34,440 and $51,574, respectively.

7. Commitments and Contingencies:

The Company, as of December 31, 2011 has no additional financial commitments that would represent long term commitments on behalf of the Company.

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

In February 2010, we entered into an eighteen month services agreement with a construction data company regarding Smart BIM; the construction and maintenance of databases relating to customers, sales leads and marketing strategies. Before the first payment was made, SmartBim sold their BIM operation to a third party. We determined that the organizational changes that the contractor made in their operation made the contract non viable. We terminated the agreement on September, 20 2011 in favor of a one-time payment to the contractor of $2,660.

The Company, as of December 31, 2011 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Our agreements with several of our inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of December 31, 2011, purchase order prepaid deposits totaled $11,930 with primarily four of our major suppliers.

8. Related Party Transactions:

As described in Note 7, above, the Company leases warehouse space from one of our directors, Frederick Feck and a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The Company has recorded contributed capital of $6,000 relating to the value of the use of the residence for the benefit of the Company for the nine months ended December 31, 2011.

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

During the first quarter of 2011, Terry Adams and George Adams, Sr. each advanced the Company $100,000 for short term working capital purposes, as represented by the advances payable-related parties amount of $200,000 at June 30, 2011. In December 2011, Terry Adams and George Adams, Sr. advanced the Company $50,000 each for a total of $100,000 for short term working capital purposes. The Adam's have agreed to advance the Company up to $300,000 at an interest rate of two percent over the prime interest rate. Interest of $8,508 has been recorded for year ended December 31, 2011, making a total amount due of $308,508. On April 1, 2011, in consideration of the Adams agreeing to offer the Company advances of up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter.

9. Share Based Compensation

In January 2010, 352,941 common stock shares at $.25 per share, with an aggregate value of $88,235, were issued as compensation and for services rendered in order to satisfy the anti-dilution rights. The Chief Executive Officer and Chief Financial Officer of the Company were each due $30,000 in aggregate compensation resulting from $3,000 per month accrued for each of them from March through December 2009. In addition, the Chief Financial Officer was due additional compensation of $29,876 for the period from February 26, 2009 (inception) to December 31, 2009. Our board of directors granted anti-dilution rights to Jeffrey Brain, iCapital Finance, Inc. (a company owned by Randall Letcavage, our former Chief Executive Officer, and his business partner, Rosemary Nguyen), Randall Letcavage and David E. Wise, our securities counsel. These anti-dilution rights entitled Jeffrey Brain, iCapital Finance, Inc.,

Randall Letcavage and David E. Wise to acquire additional shares of our common stock at $.25 per share in order to maintain their original percentage ownership in the our common stock. The rights entitled the holders to acquire additional shares as a result of the private offering conducted by the Company. The anti-dilution rights agreement entitled the holders to acquire their additional shares prior to March 31, 2010, at the same share price of $.25 that subscribers were purchasing stock for in the private offering. The holders, other than iCapital Finance, exercised their rights during December 2009. iCapital Finance did not exercise their dilution rights which remained on the company balance sheet in the form of common stock payable in the amount of $17,647. In the fourth quarter of 2011, After appropriate consideration by management and counsel, the company has determined that these rights no longer exist and has consequently extinguished the debt, resulting in an associated gain of $17,647.

10. Income Taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2010:

                                                   2011                 2010
                                                ----------           ----------
Deferred tax assets
  NOL carryover                                 $  941,200           $  610,000
  Accrued expenses-related party                    59,000                   --
  Research and Development credit                    2,500                   --
  Depreciation                                         800                6,100
Deferred tax liabilities                                --                   --
Valuation allowance                             (1,003,500)            (616,100)
                                                ----------           ----------

Net deferred tax asset                          $       --           $       --
                                                ==========           ==========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2011, and 2010 due to the following:

                                                   2011                 2010
                                                ----------           ----------
Depreciation                                    $    1,400           $       --
Gain in extinguishment of debt                       6,900                   --
Book Income                                       (361,500)            (403,500)
Accrued expenses-related party                      52,000                5,600
Stock and options for services and
 contributed rent                                   21,700              103,300
Meals & Entertainment                                  200                  800
Valuation allowance                                279,300              293,800
                                                ----------           ----------

                                                $       --           $       --
                                                ==========           ==========

At December 31, 2011, the Company had net operating loss carryforwards of approximately $1,003,500 that may be offset against future taxable income from the year 2011 through 2031. No tax benefit has been reported in the December 31, 2011 consolidated financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

11. Legal Matters:

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us.

12. Change in Officers and Directors:

On March 18, 2010, Randall Letcavage resigned as Chief Executive Officer, President and a director of the Company in order to continue and concentrate on his other businesses.

On March 19, 2010, a majority of Company directors resolved to accept Randall Letcavage's resignation as of March 18, 2010, appointed Jeffrey Brain to serve as the Company's Chief Executive Officer and President in addition to his existing positions of Chief Operating officer and Chief Financial Officer and appointed Terry Adams a member of the Board of Directors of the Company at such time as the Company obtains Director and Officer liability insurance. As of December, 2011, Terry Adams is not a Director, since the insurance coverage has not been obtained.

13. Major Customers

Major customers are defined as those customers whose annual revenue is greater to or equal to 10% of annual revenue. Net sales for the years ended December 31, 2011 and 2010 include sales to the following major customers, together with the receivables due from those customers:

                                              Sales
                                      Year Ended December 31,
                                      -----------------------
     Customer                         2011               2010
     --------                         ----               ----
     Customer A                     $398,612           $     --
     Customer B                     $173,829           $ 14,852

                                     Accounts Receivable, as of
                                            December 31,
                                      -----------------------
     Customer                         2011               2010
     --------                         ----               ----
     Customer A                     $ 57,873           $     --
     Customer B                     $ 45,807           $  8,618

14. Subsequent Events:

The Company has performed an evaluation of subsequent events pursuant to ASC 855 and is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than as follows.

On January 1, 2012, the Board of Directors granted a total of 400,000 options at an exercise price of $0.47 per share, exercisable over five years from the date of grant. We entered into stock option agreements with three individuals in recognition of serving on the Company's board during 2011. The individuals have the option to purchase shares of common stock at $0.47 per share, which expires on December 31, 2016. Jeffrey S. Brain, the Company's President, Chief Executive Officer and Director, Frederick Feck, the Company's Corporate Secretary and Director and Terry Adams, Company Director, were each granted options to purchase 100,000 shares of common stock. In addition, David E. Wise, the Company's corporate securities counsel, entered into a stock option agreement for legal services to be performed for the Company during 2012. Mr. Wise was granted options to purchase 100,000 shares of common stock.

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest shall be convertible to common stock at the rate of $0.10 per share. The company will utilize this facility to fund operations and position the company to further access capital markets.