Form 10-Q
period 2012-03-31
Ciralight Global, Inc.
filed 2012-05-15
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2012
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2012 there were 14,344,067 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                             CIRALIGHT GLOBAL, INC.
                               Report on Form 10-Q

                      For the Quarter Ended March 31, 2012

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

          Condensed Balance Sheets as of March 31, 2012 (Unaudited)
          and December  31, 2011                                              3

          Condensed Statements of Operations for the Three  Months
          Ended March 31, 2012 and 2011 (Unaudited)                           4

          Condensed Statements of Cash Flows for the Three Months
          Ended March 31, 2012 and 2011 (Unaudited)                           5

          Notes to Condensed Unaudited Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23

Item 4.  Controls and Procedures                                             23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   24

Item 1A.  Risk Factors                                                       24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 3.  Defaults Upon Senior Securities                                     25

Item 4.  Mine Safety Disclosures                                             25

Item 5.  Other Information                                                   25

Item 6.  Exhibits                                                            25

SIGNATURES                                                                   27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                               March 31,            December 31,
                                                                                 2012                   2011
                                                                             ------------           ------------
                                                                              (Unaudited)
                                     ASSETS

Current assets:

  Cash                                                                       $     71,244           $     97,443
  Restricted cash                                                                   7,600                  7,600
  Accounts receivable                                                             123,021                175,235
  Inventory                                                                       198,001                197,619
  Prepaid expenses and other current assets                                        57,820                 16,090
                                                                             ------------           ------------
      Total current assets                                                        457,686                493,987
                                                                             ------------           ------------

Property and equipment, net                                                         5,654                  6,928
Intangible assets, net                                                             26,783                 27,198
                                                                             ------------           ------------

      Total assets                                                           $    490,123           $    528,113
                                                                             ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                           $    231,838           $    128,764
  Advances payable - related party                                                340,000                300,000
  Accrued expenses - related party                                                 48,602                151,813
  Deferred revenue                                                                 46,786                 30,932
  Other payables                                                                   26,392                 18,426
                                                                             ------------           ------------
      Total current liabilities                                                   693,618                629,935
                                                                             ------------           ------------
Stockholders' equity (deficit)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding            1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   14,344,067 and 13,289,207 shares issued and outstanding, respectively           14,344                 14,322
  Additional paid-in capital                                                    2,827,804              2,664,633
  Accumulated deficit                                                          (3,046,643)            (2,781,777)
                                                                             ------------           ------------
      Total stockholders' equity (deficit)                                       (203,495)              (101,822)
                                                                             ------------           ------------

      Total liabilities and stockholders' equity (deficit)                   $    490,123           $    528,113
                                                                             ============           ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Quarters Ended
                                                            March 31,
                                               -----------------------------------
                                                   2012                   2011
                                               ------------           ------------
Sales                                          $    159,405           $    166,692

Cost of goods sold                                  157,154                143,483
                                               ------------           ------------
Gross profit                                          2,251                 23,209
                                               ------------           ------------
Operating expenses
  Research and development expenses                   1,613                 19,940
  Selling and marketing expenses                     38,120                 42,198
  General and administrative expenses               211,366                193,322
                                               ------------           ------------
Total operating expenses                            251,099                255,460
                                               ------------           ------------

Loss from operations                               (248,848)              (232,251)
                                               ------------           ------------
Other expense
  Interest expense, net                             (16,018)                    --
                                               ------------           ------------
Total other expense                                 (16,018)                    --
                                               ------------           ------------

Net loss                                       $   (264,866)          $   (232,251)
                                               ============           ============

Basic loss per share                           $      (0.02)          $      (0.02)
                                               ============           ============
Weighted average shares
 used in per share calculation                   14,344,067             13,308,496
                                               ============           ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                         2012                 2011
                                                                      ----------           ----------
Cash flows from operating activities:
  Net Loss                                                            $ (264,866)          $ (232,251)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for compensation and services                        --               25,000
     Options issued for services                                           8,649                4,462
     Options issued for financing costs                                   11,480                   --
     Depreciation and amortization                                         1,689                2,170
     Contribution of rent from a related party                             1,500                1,500
     Bad debt expense                                                         --                6,030
  Changes in operating assets and liabilities
     (Increase) decrease in Inventory                                       (382)              (3,679)
     (Increase) decrease in Accounts Receivable                           52,214               33,577
     (Increase) decrease in prepayments and deposits                     (15,782)             (12,945)
     (Increase) decrease in notes receivable - related party                  --               35,244
     Increase (decrease) in accounts payable                             103,075              (56,403)
     Increase (decrease) in accrued expenses related party                   580                   --
     Increase (decrease) in other payables                                19,790                2,740
     Increase (decrease) in deferred revenue                              15,854               53,122
                                                                      ----------           ----------
Net cash used in operating activities                                    (66,199)            (141,433)
                                                                      ----------           ----------

Net cash used in investing activities                                         --                   --
                                                                      ----------           ----------
Cash flows from financing activities:
  Cash from sale of common stock                                              --                3,000
  Payment of related party note payable                                  (50,000)            (200,000)
  Proceeds from related party note payable                                90,000              200,000
                                                                      ----------           ----------
Net cash provided by financing activities                                 40,000                3,000
                                                                      ----------           ----------

Net decrease in cash                                                     (26,199)            (138,433)

Cash, beginning of period                                                 97,443              203,108
                                                                      ----------           ----------

Cash, end of period                                                   $   71,244           $   64,675
                                                                      ==========           ==========
Supplemental cash flow information:
  Interest paid                                                       $       --           $       --
  Income taxes paid                                                   $       --           $       --

Non-cash investing and financing activities
  Common stock issued for accrued compensation                        $       --           $       --
                                                                      ==========           ==========
  Debt and liabilities settled with common stock                      $       --           $       --
                                                                      ==========           ==========
  Exchange of Note Receivable for Legal Fees                          $       --           $       --
                                                                      ==========           ==========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


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

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual condensed financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


The results of operations for the three month period ended March 31, 2012 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods amounts to conform to the current periods presentations.

3. Liquidity and Operations:

The Company had a net loss of $264,866 for the three months ended March 31, 2012. As of March 31, 2012, the Company had cash of approximately $79,000, of which $7,600 is restricted. In addition, the Company had accounts receivable of approximately $123,000, inventory on hand at a cost valuation of approximately $198,000, and accounts payable of approximately $232,000.

The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended March 31, 2012 and the year ended December 31, 2011 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, for an additional amount of $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest shall be convertible to common stock at the rate of $0.10 per share. The company will utilize this facility to fund operations and position the company to further access capital markets. Management believes that with the additional line of credit that there is sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


4. Summary of Significant Accounting Policies:

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At March 31, 2012, management deemed that all accounts receivable should be fully collectible.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer's financial condition. As of March 31, 2012 the top three distributors had balances representing 44%, 32% and 20% respectively of the Company's total accounts receivable balance. The Company maintains its cash balances in the aggregate at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

INVENTORY - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At March 31, 2012 no reserve was required.

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

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at March 31, 2012.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


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

Changes in the liability for product warranty were as follows:

                                              Product
                                             Warranty
                                             --------
     Liability at December 31, 2011          $  9,476
       Warranty Costs Accrued                  32,769
       Warranty Claims                        (20,364)
                                             --------
     Liability at March 31, 2012             $ 21,881
                                             ========

STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation under the provisions of FASB ASC 718 "Compensation - Stock Compensation," which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee's requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


4. Summary of Significant Accounting Policies: (continued)

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's condensed financial statements for the three months ended March 31, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of and for the three months ended March 31, 2012, there were no interest or penalties related to income taxes that have been accrued or recognized.

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

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations in the period incurred. The amount expensed for the three month period ended March 31, 2012 and 2011 were $1,613 and $19,940, respectively.

SELLING AND MARKETING EXPENSES - Selling and marketing expenses are expensed as incurred. These expenses were $38,120 and $42,198 for the three month period ended March 31, 2012 and 2011, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses are expensed as incurred. These expenses were $211,366 and $193,322 for the three month periods ended March 31, 2012 and 2011, respectively.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


4. Summary of Significant Accounting Policies: (continued)

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

5. Balance Sheet Information:

Cash consisted of the following at March 31, 2012:

     Checking accounts                        $66,292
     Savings accounts                           1,262
     Petty cash                                 1,716
     Undeposited funds                          1,974
                                              -------
                                              $71,244
                                              =======

Inventory consisted of the following at March 31, 2012:

     Finished units and components           $190,466
     Packaging crates and materials             7,535
                                             --------
     Total Inventory                         $198,001
                                             ========

Prepaid expenses and other current assets consist of the following at March 31, 2012:

     Purchase order prepaid deposits          $15,172
     Prepaid expenses                          44,622
                                              -------
     Total Prepayments and deposits           $59,794
                                              =======

Purchase order prepaid deposits represent the prepayment required under the agreements with several suppliers of our inventory components.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


5. Balance Sheet Information: (continued)

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. Depreciation of property and equipment is provided using the straight-line method with estimated lives ranging from 3 to 5 years as presented in the following schedule.

Property and equipment consist of the following at December 31:

     Furniture and equipment                 $ 10,513
     Vehicles                                   2,771
     Tooling costs                             24,683
     Convention display                         1,817
                                             --------
     Property and equipment                    39,784
                                             --------
     Less Accumulated depreciation            (34,130)
                                             --------
     Total Property and equipment, net       $  5,654
                                             ========

Depreciation expense for the three month period ended March 31, 2012 was $1,273 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows:

     Patent and patent applications          $ 30,593
     Less Accumulated amortization             (3,810)
                                             --------
     Total Intangible assets, net            $ 26,783
                                             ========

Amortization expense for the three month period ended March 31, 2012 was $416, was related to the Company's patent rights and was recorded as cost of goods sold.

Advances Payable-related party - George Adams advanced the company $90,000 during the first quarter of 2012. This was partially offset by a repayment of $50,000 to Terry Adams on February 1, 2012. At March 31, 2012 the Advances Payable- related party balance was $340,000. Related accrued interest of $12,193 is included in the Other Payables amount on the Company's financial statements.

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, for an additional amount of $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest shall be convertible to common stock at the rate of $0.10 per share. The company will utilize this facility to fund operations and position the company to further access capital markets.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


5. Balance Sheet Information: (continued)

Other Payables - As of March 31, 2012, the Company had Other Payables consisting of the following:

     Other Payables
       Accrued warranty expense                    $21,881
       Accrued compensation                          4,511
                                                   -------
     Total Other payables                          $26,392
                                                   =======

     Other Payables - Related Party
       Royalty fees - related party                $36,409
       Accrued interest                             12,193
                                                   -------
     Total Other payables - related party          $48,602
                                                   =======

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At March 31, 2012 accrued royalties in the amount of $36,409, related to our sale of 1,820 units.

Deferred Revenue - Shipments that were staged and ready for shipment were recorded as deferred revenue. Upon shipment to customers, the sale will be recorded as revenue. Deferred Revenue totaled $46,786 at March 31, 2012.

6. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 14,344,067 issued and outstanding common stock shares as of March 31, 2012. Details of the issued and outstanding common stock shares are shown below.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


6. Stockholders' Equity: (continued)

Common stock shares issued as of March 31, 2012 are as follows:

                                                                   Amount of
               Description                                       Shares Issued
               -----------                                       -------------
Stock issued for acquisition of assets                              3,600,000
Stock issued for legal services (founder's shares)                    240,000
Stock issued for consulting services (founder's shares)               240,000
Stock issued as compensation (founder's shares)                     1,120,000
Stock issued to private offering subscribers                        6,595,360
Stock issued for compensation and services rendered                   743,358
Stock issued for conversion of notes payable                        1,803,349
Stock issued for exercise of stock options                              2,000
                                                                   ----------
Total                                                              14,344,067
                                                                   ==========

During the three month period ended March 31, 2012, a total of 21,500 shares of common stock were issued for services rendered during 2011 and valued at the aggregate amount of $11,825.

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

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


7. Stock Options and Warrants:

As of March 31, 2012, the Company had not issued any warrants.

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

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


7. Stock Options and Warrants: (continued)

In April 2011, in consideration of the Adams agreeing to offer the Company advances up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. In addition, 2,000 stock options were exercised at $.75 per option during April 2011.

On January 1, 2012, the Board of Directors granted a total of 400,000 options at an exercise price of $0.47 per share, exercisable over five years from the date of grant. The Company entered into stock option agreements with three individuals in recognition of serving on the Company's board during 2011. The individuals have the option to purchase shares of common stock at $0.47 per share, which expires on December 31, 2016. Jeffrey S. Brain, the Company's President, Chief Executive Officer and Director, Frederick Feck, the Company's Corporate Secretary and Director and Terry Adams, Company Director, were each granted options to purchase 100,000 shares of common stock. In addition, David
E. Wise, the Company's corporate securities counsel, entered into a stock option agreement for legal services to be performed for the Company during 2012. Mr. Wise was granted options to purchase 100,000 shares of common stock.

The following table summarizes the activity of stock options for the nine months ended March 31, 2012:

                                                              Weighted
                                             Number of         Average
                                              Shares          Exercise
                                            Outstanding         Price
                                            -----------         ------
     Balance, December 31, 2011                978,900          $  .47
       Options granted                         100,000             .47
       Options exercised                            --              --
       Options forfeited or expired                 --              --
                                             ---------          ------
     Balance, March 31, 2012                 1,078,900          $  .47
                                             =========          ======

The weighted average fair values of options granted during the quarter ended March 31, 2012 was $0.35 per option. The value recorded for the options granted during the quarter was $34,597.

8. Commitments and Contingencies:

Operating Leases -- The Company has not entered into any long term leases. The Company is currently leasing approximately 3,500 square feet of warehouse space in Corona, California, on a verbal month to month basis from one of our Directors, Frederick Feck. Commencing October 1, 2009, the Company paid $3,000 per month for the Corona, California warehouse space. For business office space, the Company has chosen to share space with iCapital to reduce its administrative cost by sharing costs, avoiding setup costs for phones, internet, furnishings, etc as well as office staffing. Commencing May 1, 2009, the Company paid $3,000 per month for the office space which is located in Irvine, California on a verbal month to month lease. Commencing April 1, 2010, the Company began renting an executive suite in Corona, California for $150 a month on a month to month basis and terminated the arrangement and rental payments for the executive offices in Irvine, California.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


In February 2010, the Company entered into an eighteen month services agreement with a construction data company regarding Smart BIM; the construction and maintenance of databases relating to customers, sales leads and marketing strategies. Before the first payment was made, SmartBim sold their BIM operation to a third party. Ciralight determined that the organizational changes that the contractor made in their operation made the contract non viable. As such, the Company terminated the agreement on September, 20 2011 in favor of a one-time payment to the contractor of $2,660.

The Company, as of March 31, 2012 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Ciralight has agreements with several inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of March 31, 2012, purchase order prepaid deposits totaled $15,172 with primarily two of our major suppliers.

9. Related Party Transactions:

As described in Note 8, above, the Company leases warehouse space from one of our directors, Frederick Feck and a portion of our CEO, Jeffrey Brain's, residence is utilized as an office. The Company has recorded contributed capital of $1,500 relating to the value of the use of the residence for the benefit of the Company for three months ended March 31, 2012.

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

As of March 31, 2012 the Advances Payable - related party balance due to George and Terry Adams was $240,000 and $100,000, respectively. These advances have been used for short term working capital purposes. Interest payable of $12,193 has been recorded as of March 31, 2012, making a total amount due of $352,193. On April 1, 2011, in consideration of the Adams advances to offer the Company, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2012
                                   (Unaudited)


10. Legal Matters:

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is approximately $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us.

11. Subsequent Events:

The Company has performed an evaluation of subsequent events pursuant to ASC 855 and is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than as follows.

12.  New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, FAIR VALUE MEASUREMENT (TOPIC 820): AMENDMENTS TO ACHIEVE COMMON FAIR VALUE MEASUREMENT AND DISCLOSURE REQUIREMENTS IN U.S. GAAP AND IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In June 2011,  the FASB issued ASU 2011-05,  COMPREHENSIVE  INCOME  (TOPIC 220):
PRESENTATION OF COMPREHENSIVE INCOME. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued ASU 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 in the first quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on our financial position, results of operations, or cash flows.

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

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

     *    the volatile and competitive nature of our industry,
     * the uncertainties surrounding the rapidly evolving markets in which we compete,
     *    the uncertainties surrounding technological change of the industry,
     *    our dependence on its intellectual property rights,
     * the success of marketing efforts by third parties, o the changing demands of customers and
     *    the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and, therefore, should be read in conjunction with the financial statements and related notes contained in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

The unaudited condensed financial statements included in this document have been prepared on the same basis as the annual condensed financial statements and in management's opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods presented. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

The results of operations for the three month period ended March 31, 2012 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior periods amounts to conform to the current periods presentations.

See Note 4, "Summary of Significant Accounting Policies" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a full description of accounting policies.

See Note 12. "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

NET SALES. Net sales decreased 4% from $166,692 for the three months ended March 31, 2011 to $159,405 for the three months ended March 31, 2012.

COST OF SALES. Cost of sales increased 10% from $143,483 for the three months ended March 31, 2011 to $157,154 for the three months ended March 31, 2012. Cost of sales consists of the cost of our products with related shipping and warranty costs. In the first quarter of 2012, we replaced the controller units associated with the initial installations of our new controller. These specific units were experiencing a sensor saturation issue that caused the units to track incorrectly. This issue is limited to the initial build of the controller. Working with the manufacturer, we have repaired most of these controllers, and have accrued a liability for the remaining units to be repaired. The cost associated with the replacement of these units has been recognized as a warranty expense an consequently effects our reported cost of sales.

GROSS PROFIT. Gross profit decreased $20,958 from $23,209 for the three months ended March 31, 2011 to $2,251 for the three months ended March 31, 2012. The decrease in gross profit is largely due to the replacement of the controller units associated with the initial installations of our new controller. These specific units were experiencing a sensor saturation issue that caused the units to track incorrectly. This issue is limited to the initial build of the controller. Working with the manufacturer, we have repaired most of these controllers, and have accrued a liability for the remaining units to be repaired. The replacement cost of these units has been recognized as a warranty expense an consequently negatively effects our reported gross profit.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses decreased 2% from $255,460 for the three months ended March 31, 2011 to 251,099 for the three months ended March 31, 2012.

General and administrative expenses increased 9% from $193,322 for the three months ended March 31, 2011 to $211,366 for the three months ended March 31, 2012.

Selling and marketing expenses decreased 10% from $42,198 for the three months ended March 31, 2011 to $38,120 for the three months ended March 31, 2012.

Research and Development expenses decreased 92% from $19,940 for the three months ended March 31, 2011 to $1,613 for the three months ended March 31, 2012.

INCOME TAXES. For the three months ended March 31, 2012, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 and 2011.

Net cash used in operating activities was $66,199 for the three months ended March 31, 2012 and resulted primarily from a net loss of $264,866 partially offset by decreases in accounts receivable and increases in accounts payable. Net cash used in operating activities was $141,433 for the three month period ended March 31, 2011 and resulted primarily from a net loss of $232,251 partially offset by decreases in accounts receivable and related party notes receivable and an increase in deferred revenues.

Net cash provided by financing activities was $40,000 for the three months ended March 31, 2012 and resulted from net related party advances of $40,000. Net cash provided by financing activities was $3,000 for the three month period ended March 31, 2011 and resulted from the sale of common stock.

The Company had net losses of $264,866, and $232,251 for the three months ended March 31, 2012 and 2011 respectively. As of March 31, 2012, the Company had cash of approximately $79,000, of which $7,600 is restricted. In addition, the Company had accounts receivable of approximately $123,000, inventory on hand at a cost valuation of approximately $198,000, and accounts payable of approximately $232,000.

The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended March 31, 2012 and the year ended December 31, 2011 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, for an additional amount of $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest shall be convertible to common stock at the rate of $0.10 per share. The company will utilize this facility to fund operations and position the company to further access capital markets. Management believes that with the additional line of credit that there is sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

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

The following table summarizes our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                 Payments Due by Period
                                          --------------------------------------------------------------
                                                       Less than
                                            Total        1 year      1-3 Years    3-5 Years    5 years +
                                          --------      --------     ---------    ---------    ---------
Contractual Obligations:
  Advances payable - related parties      $340,000      $340,000      $     --     $     --     $     --
  Interest Payments (1)                     12,193        12,193            --           --           --
  Operating Leases                          43,800        43,800            --           --           --
  Commitments to Purchase Inventory         42,407        42,407            --           --           --
                                          --------      --------      --------     --------     --------
 Totals:                                  $486,358      $486,358      $     --     $     --     $     --
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There have not been changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2012, a total of 21,500 shares of common stock were issued at $0.55 per share for services rendered during 2011.

The above shares were issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) promulgated thereunder, as the issuance of the stock did not involve a public offering of securities based on the following:

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

     *    no underwriter or broker-dealer was involved in the offering; and
     * we made independent determinations that such persons were sophisticated or accredited investors and that they were capable of analyzing the merits and risks of their investment in us, that they understood the speculative nature of their investment in us and that they could lose their entire investment in us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

10.14* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.15* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.16* Material Terms and Conditions of Verbal Office Lease for Executive Offices in Irvine, California.

10.17*        Material   Terms  and   Conditions  of  Verbal  Office  Lease  for
              Warehouse/Offices in Corona, California

14*           Code of Business Conduct and Ethics

21*           Subsidiaries.

31.1** Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002.

31.2** Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**        Certification   Chief  Executive  Officer  under  Section  906  of
              Sarbanes-Oxley Act of 2002.

32.2**        Certification   Chief  Financial  Officer  under  Section  906  of
              Sarbanes-Oxley Act of 2002.

101**         Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Exhibits incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-165638.
**   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CIRALIGHT GLOBAL, INC.


Date: May 15, 2012                        /s/ Jeffrey S.  Brain
                                          --------------------------------------
                                          Jeffrey S.  Brain
                                          President, Chief Executive Officer



Date: May 15, 2012                        /s/ Jarett Fenton
                                          --------------------------------------
                                          Jarett Fenton
                                          Chief Financial Officer