Form 10-Q
period 2012-06-30
Ciralight Global, Inc.
filed 2012-08-16
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2012
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the transition from __________ to __________.

                         Commission File Number: 0-54036


                             CIRALIGHT GLOBAL, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-4549003
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

670 E. Parkridge Ave, Suite 112, Corona, CA                         92879
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 7, 2012 there were 14,544,066 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                               Report on Form 10-Q

                       For the Quarter Ended June 30, 2012

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed Balance Sheets as of June 30, 2012 (Unaudited) and
         December 31, 2011                                                     3

         Condensed Statements of Operations for the Three and Six Months
         Ended June 30, 2012 and 2011 (Unaudited)                              4

         Condensed Statements of Cash Flows for the Six Months Ended
         June 30, 2012 and 2011 (Unaudited)                                    5

         Notes to Condensed Unaudited Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           29

Item 4.  Controls and Procedures                                              29

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    29

Item 1A. Risk Factors                                                         30

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          30

Item 3.  Defaults Upon Senior Securities                                      30

Item 4.  Mine Safety Disclosures                                              30

Item 5.  Other Information                                                    30

Item 6.  Exhibits                                                             30

SIGNATURES                                                                    33

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                June 30,             December 31,
                                                                                  2012                   2011
                                                                              ------------           ------------
                                                                               (Unaudited)
                                     ASSETS

Current assets:
  Cash                                                                        $     20,272           $     97,443
  Restricted Cash                                                                    7,600                  7,600
  Accounts receivable                                                              150,534                175,235
  Inventory                                                                        179,470                197,619
  Prepaid expenses and other current assets                                         47,392                 16,090
                                                                              ------------           ------------
Total current assets                                                               405,268                493,987

Property and equipment, net                                                          5,100                  6,928
Intangible assets, net                                                              40,077                 27,198
                                                                              ------------           ------------

Total assets                                                                  $    450,445           $    528,113
                                                                              ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $    210,434           $    128,764
  Related party notes payable and line of credit                                   463,000                300,000
  Accrued Expenses - related party                                                  56,697                151,813
  Deferred Revenue                                                                  43,001                 30,932
  Other payables                                                                    61,019                 18,426
                                                                              ------------           ------------
Total current liabilities                                                          834,151                629,935
                                                                              ------------           ------------
Stockholders' equity (deficit)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding             1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   14,525,885 and 14,322,567 shares issued and outstanding, respectively            14,526                 14,322
  Additional paid-in capital                                                     2,953,224              2,664,633
  Accumulated deficit                                                           (3,352,456)            (2,781,777)
                                                                              ------------           ------------
Total stockholders' equity (deficit)                                              (383,706)              (101,822)
                                                                              ------------           ------------

Total liabilities and stockholders' equity (deficit)                          $    450,445           $    528,113
                                                                              ============           ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Quarter Ended               For the Six Months Ended
                                                    June 30,                             June 30,
                                         ------------------------------       -------------------------------
                                             2012              2011               2012               2011
                                         ------------      ------------       ------------       ------------
Sales                                    $    235,729      $    410,435       $    395,134       $    577,127

Cost of goods sold                            216,103           293,951            373,258            437,434
                                         ------------      ------------       ------------       ------------

Gross profit                                   19,626           116,484             21,876            139,693
                                         ------------      ------------       ------------       ------------
Operating expenses
  Research and development expenses            12,956            11,670             14,568             31,610
  Selling and marketing expenses               60,378            60,648             98,498            102,847
  General and administrative expenses         246,623           181,939            457,989            374,417
                                         ------------      ------------       ------------       ------------
Total operating expenses                      319,957           254,257            571,055            508,874
                                         ------------      ------------       ------------       ------------

Loss from operations                         (300,331)         (137,773)          (549,179)          (369,181)
                                         ------------      ------------       ------------       ------------
Other expense
  Interest expense, net                        (5,482)          (15,369)           (21,500)           (16,213)
                                         ------------      ------------       ------------       ------------
Total other expense                            (5,482)          (15,369)           (21,500)           (16,213)
                                         ------------      ------------       ------------       ------------

Net loss                                 $   (305,813)     $   (153,142)      $   (570,679)      $   (385,394)
                                         ============      ============       ============       ============

Basic loss per share                     $      (0.02)     $      (0.01)      $      (0.04)      $      (0.03)
                                         ============      ============       ============       ============
Weighted average shares used
 in per share calculation                  14,451,138        13,448,680         14,397,602         13,378,887
                                         ============      ============       ============       ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                      -------------------------------
                                                                         2012                 2011
                                                                      ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $ (570,679)          $ (385,394)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for compensation and services                        --               25,000
     Options issued for services                                          42,899                8,924
     Options issued for financing costs                                   11,480               11,480
     Depreciation and amortization                                         2,659                5,763
     Contribution of rent from a related party                             1,500                3,000
     Bad debt expense                                                         --               26,156
  Changes in operating assets and liabilities
     (Increase) decrease in Inventory                                     18,149               36,781
     (Increase) decrease in Accounts Receivable                           24,701             (123,675)
     (Increase) decrease in prepayments and deposits                     (14,003)               1,952
     (Increase) decrease in notes receivable - related party                  --               35,244
     Increase (decrease) in accounts payable                             114,671                6,756
     Increase (decrease) in accrued expenses related party                 8,676                2,625
     Increase (decrease) in other payables                                54,417                8,350
     Increase (decrease) in deferred revenue                              12,069               11,637
                                                                      ----------           ----------
NET CASH USED IN OPERATING ACTIVITIES                                   (293,461)            (325,401)

CASH FLOW USED IN INVESTING ACTIVITIES
  Patent development costs                                               (13,710)                  --
                                                                      ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES                                    (13,710)                  --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from sale of common stock                                         100,000              336,500
  Cash from exercise of Options                                               --                1,500
  Payment of related party note payable                                  (50,000)            (200,000)
  Proceeds from related party notes payable and line of credit           180,000              200,000
                                                                      ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                230,000              338,000
                                                                      ----------           ----------
Net (decrease) increase in cash                                          (77,171)              12,599

Cash, beginning of period                                                 97,443              203,108
                                                                      ----------           ----------

CASH, END OF PERIOD                                                   $   20,272           $  215,707
                                                                      ==========           ==========
Supplemental cash flow information:
  Interest paid                                                       $       --           $       --
  Income taxes paid                                                   $       --           $       --

                 The accompanying notes are an integral part of
                      these condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


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

The results of operations for the six month period ended June 30, 2012 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

3. Liquidity and Operations:

The Company had a net loss of $570,679 for the six months ended June 30, 2012. As of June 30, 2012, the Company had cash of approximately $27,872. In addition, the Company had accounts receivable of approximately $150,534, inventory on hand at a cost valuation of approximately $179,470, and accounts payable of approximately $210,434.

The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended June 30, 2012 and the year ended December 31, 2011 were financed by product sales contracts, common stock issuances, as well as from

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest shall be convertible to common stock at the rate of $0.10 per share. The company will utilize this facility to fund operations and position the company to further access capital markets. Management believes that with the additional line of credit that there is sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

4. Summary of Significant Accounting Policies:

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At June 30, 2012, management deemed that all accounts receivable should be fully collectible.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer's financial condition. As of June 30, 2012 the top three distributors had balances representing 26.5%, 23.5% and 14.6% respectively of the Company's total accounts receivable balance. The Company maintains its cash balances in the aggregate at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

INVENTORY - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At June 30, 2012 no reserve was required.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


charged to expense as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the account and any gain or loss is reflected in the statement of operations. Depreciation expense for property and equipment is recorded as either cost of goods sold or general and administrative expense, depending on the use of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at June 30, 2012.

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

Changes in the liability for product warranty were as follows:

               Liability at December 31, 2011          $  9,476
               Less:
               Plus: Warranty Costs Accrued              46,127
               Less: Amounts Paid                       (33,722)
                                                       --------

               Liability at June 30, 2012              $ 21,881
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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's condensed financial statements for the six months ended June 30, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of and for the six months ended June 30, 2012, there were no interest or penalties related to income taxes that have been accrued or recognized.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


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

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations in the period incurred. The amount expensed for the six month period ended June 30, 2012 and 2011 were $14,568 and $31,610, respectively.

SELLING AND MARKETING EXPENSES - Selling and marketing expenses are expensed as incurred. These expenses were $98,498 and $102,847 for the six month period ended June 30, 2012 and 2011, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses are expensed as incurred. These expenses were $457,989 and $374,417 for the six month periods ended June 30, 2012 and 2011, respectively.

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

5. Balance Sheet Information:

Cash consisted of the following at June 30, 2012:

           Checking accounts                      $19,263
           Savings Accounts                         1,009
                                                  -------
           Total Cash                             $20,272
                                                  =======

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


Inventory consisted of the following at June 30, 2012:

           Finished units and components          $179,470
                                                  --------
           Total Inventory                        $179,470
                                                  ========

Prepaid expenses and other current assets consist of the following at June 30, 2012:

           Purchase order prepaid deposits        $ 10,000
           Prepaid expenses                         34,172
           Employee Advances                         3,220
                                                  --------
           Total prepayments and deposits         $ 47,392
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

Property and equipment consist of the following at December 31:

           Furniture and equipment                $ 10,513
           Vehicles                                  2,771
           Tooling costs                            24,683
           Convention Display                        1,817
                                                  --------
           Property & Equipment                     39,784
           Less Accumulated depreciation           (34,684)
                                                  --------
           Total property & equipment, net        $  5,100
                                                  ========

Depreciation expense for the six month period ended June 30, 2012 was $1,828 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows:

           Patent and patent applications         $ 44,303
           Less Accumulated amortization            (4,226)
                                                  --------
           Total Intangible assets, net           $ 40,077
                                                  ========

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


Amortization expense for the six month period ended June 30, 2012 was $831, was related to the Company's patent rights and was recorded as cost of goods sold.

Advances Payable-related party - George Adams advanced the company $90,000 during the first quarter of 2012. This was partially offset by a repayment of $50,000 to Terry Adams on February 1, 2012. Terry Adams advanced the company $90,000 during the second quarter of 2012. At June 30, 2012 the Advances Payable- related party balance was $463,000. Related accrued interest of $16,973 is included in the Other Payables amount on the Company's financial statements.

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest shall be convertible to common stock at the rate of $0.10 per share. The company will utilize this facility to fund operations and position the company to further access capital markets. The balance owed as of June 30, 2012 was $446,973.

Other Payables - As of June 30, 2012, the Company had Other Payables consisting of the following:

           Other Payables
             Accrued Warranty Expense                $21,881
             Accrued Stock Payable                    37,036
             Accrued Sales Tax                         2,102
                                                     -------
           Total Other Payables                      $61,019
                                                     =======

           Other Payables - Related Party
             Royalty fees - Related Party            $39,724
             Accrued Interest - Related Party         16,973
                                                     -------
           Total Other Payables - Related Party      $56,697
                                                     =======

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each Suntracker One(TM) and Suntracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At June 30, 2012 accrued royalties in the amount of $39,724, related to our sale of 1,986 units.

Deferred Revenue - Shipments that were staged and ready for shipment were recorded as deferred revenue. Upon shipment to customers, the sale will be recorded as revenue. Deferred Revenue totaled $43,001 at June 30, 2012.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


6. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 14,525,885 issued and outstanding common stock shares as of June 30, 2012. Details of the issued and outstanding common stock shares are shown below.

Common stock shares issued as of June 30, 2012 are as follows:

                                                                     Amount of
             Description                                           Shares Issued
             -----------                                           -------------

Stock issued for acquisition of assets                               3,600,000
Stock issued for legal services (founder's shares)                     240,000
Stock issued for consulting services (founder's shares)                240,000
Stock issued as compensation (founder's shares)                      1,120,000
Stock issued to private offering subscribers                         6,777,178
Stock issued for compensation and services rendered                    743,358
Stock issued for conversion of notes payable                         1,803,349
Stock issued for exercise of stock options                               2,000
                                                                    ----------
    Total                                                           14,525,885
                                                                    ==========

During the three month period ended March 31, 2012, a total of 21,500 shares of common stock were issued for services rendered and valued at the aggregate amount of $11,825.

During the three month period ended June 30, 2012, a total of 181,818 shares of common stock were issued, at $.55 per share, from the sales of our stock through a Private Placement Offering.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


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

Voting Rights: As long as the holder of our Series A Preferred Stock owns 1,000,000 shares of the Company's Series A Preferred Stock and at least 3,200,000 shares of the Company's common stock, such holder shall have the right to vote 51% of the total votes necessary for the election of directors and for any acquisition or merger transaction.

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

7. Stock Options and Warrants:

As of June 30, 2012, the Company had not issued any warrants.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


Since the Company's stock does it have an extended history of stock prices or volatility, expected volatility and average contractual life variables were estimated utilizing a weighted average of comparable published volatilities and contractual lives based on industry comparables. Expected pre-vesting forfeitures were estimated based on expected employee turnover. The fair value of options granted during the year ended December 31, 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.5% and 71.5%, a risk-free interest rate of 0% and a remaining contractual life of between 1.0 and 5.0 years.

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

On June 25, 2012 the Board of Directors approved a compensation plan that would grant each Director 50,000 options for each year of service. The options accrue monthly and are issued quarterly with an exercise price of 85% of the stock value. The options expire five years after being issued. In addition the Board agreed to issue William Robinson Jr. an additional 50,000 shares to serve as a spokesperson for the company, and to assist in promoting the technology to key industry and government leaders. The shares are to accrue monthly. The Board of Directors compensation plan commenced May 1, 2012. The financial statements include options granted to the Board of Directors for May and June 2012 as of June 30, 2012 with an exercise price of $.4675 per share and expiring June 29, 2017. In addition, the Board granted 24,000 options to Jarett Fenton as a bonus with an exercise price of $.4675 on May 1, 2012. The options expire April 30, 2017.

The following table summarizes the activity of stock options for the six months ended June 30, 2012:

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


                                             Number of          Weighted Average
                                        Shares Outstanding       Exercise Price
                                        ------------------       --------------

Balance, December 31, 2011                    978,000                $ .47
  Options granted                             424,000                $ .47
  Options Exercised                                --                   --
  Options forfeited or expired                     --                   --
Balance, June 30, 2012                      1,402,000                $ .47

The weighted average fair values of options granted during the quarter ended June 30, 2012 was $0.35 per option. The value recorded for the options granted during the first quarter was $34,597 and during the second quarter was $25,602.

8. Commitments and Contingencies:

Operating Leases -- The Company has not entered into any long term leases. The Company is currently leasing approximately 3,500 square feet of warehouse space in Corona, California, on a verbal month to month basis from one of our Directors, Frederick Feck. Commencing October 1, 2009, the Company paid $3,000 per month for the Corona, California warehouse space. In the second quarter of 2012, the company moved its executive offices and accounting functions to operate out of the warehouse in Corona. The Company has chosen to rent a small office space in Sherman Oaks, California, on a month to month basis for $625 per month plus $30 for monthly utilities.

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

The Company, as of June 30, 2012 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Ciralight has agreements with several inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of June 30, 2012, purchase order prepaid deposits totaled $10,000 with one of our major suppliers.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


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

In January 2010, we also entered into non-exclusive dealer agreements with both Green Tech Design-Build, Inc., an entity located in Salt lake City, Utah, and Eco-Smart, Inc., an entity located in Sarasota, Florida. In addition, we entered into an exclusive international distribution agreement with Zeev Shimon & Sons, Ltd., an entity located in Petah-Tikva, Israel.

As of June 30, 2012 the Related party line of credit due to George and Terry Adams was $290,000 and $140,000, respectively. These proceeds have been used for short term working capital purposes. Interest payable of $16,973 has been recorded as of June 30, 2012, making a total amount due of $446,973. On April 1, 2011, in consideration of the Adams notes to offer the Company, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. Additionally, the company executed a note payable to Vera Cruz Properties, which is owned by a related party, Fred Feck, who is a board member and Secretary of the company inexchange for accrued rent on the space the company rents from Vera Cruz in the amount of $33,000. Fred Feck agreed to accrue the monthly rent in order to assist the company with its cash flow. The note was executed on June 30, 2012, with interest at prime plus two, all due and payable in one year. The note is convertible to common stock at option of the holder at the price of $.50 per share.

10. Share Based Compensation:

During  the  six  months   ending  June  30,  2012  there  was  no  share  based
compensation.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


11. Legal Matters:

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us.

12. Change in Officers and Directors:

In April 2012 Jarett Fenton was hired to serve as a contract Chief Financial Officer. In May 2012, the Board added Terry Adams, Larry Eisenberg, Richard Katz and William "Smokey" Robinson Jr. to the Board of Directors. Terry Adams was appointed by the Board to serve as the Chairman of the Board. At the June 25, 2012 Shareholder meeting all of the Board of Directors were elected to new terms. The Board thereafter confirmed the officers to be Terry Adams, as Chairman of the Board, Jeff Brain as CEO, President and Chief Operating Officer, Jarett Fenton as Chief Financial Officer and Fred Feck as Secretary.

13. Subsequent Events:

The Company has performed an evaluation of subsequent events pursuant to ASC 855 and is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than as follows.

In July 2012 Ciralight Global issued 18,181 shares and 50,000 options at the exercise rate of $.4675 to Eugene Daunis in exchange for granting to Ciralight Global the ownership of the Source Code for the SunTracker Controllers.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2012
                                   (Unaudited)


14. New Accounting Pronouncements:

In April 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, FAIR VALUE MEASUREMENT (TOPIC 820): AMENDMENTS TO ACHIEVE COMMON FAIR VALUE MEASUREMENT AND DISCLOSURE REQUIREMENTS IN U.S. GAAP AND IFRS. This ASU amends current fair value measurement and disclosure guidance to include increased transparency around valuation input and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption not permitted. The adoption of ASU 2011-04 in the second quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

In June 2011,  the FASB issued ASU 2011-05,  COMPREHENSIVE  INCOME  (TOPIC 220):
PRESENTATION OF COMPREHENSIVE INCOME. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued ASU 2011-12 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 in the second quarter of 2012 did not have an impact on our financial position, results of operations, or cash flows.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

In order to provide working capital, Ciralight Global, Inc. sold common stock through a private placement that raised $1,300,000 with the sale of 5,200,000 shares at a price of $0.25 per share from April 30, 2009 to January 15, 2010. During the third and fourth quarters of 2010, the Company sold common stock through a private placement that raised $222,000 with the sale of 444,000 shares at a price of $0.50 per share. During 2011, the Company sold common stock through a private placement that raised $475,680 with the sale of 951,360 shares at a price of $0.50 per share. During the six months ending June 30, 2012 the company has sold common stock to one of its new distributors in the amount of $100,000 for a sale of 181,818 shares.

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

The results of operations for the six month period ended June 30, 2012 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

See Note 14. "Recent Accounting Pronouncements," to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a summary of recent accounting pronouncements.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

NET SALES. Net sales decreased from $410,435 for the three months ended June 30, 2011 to $235,729 for the three months ended June 30, 2012. This decrease in sales was partially due to a particularly large order that occurred in June 2011 with our European Distributor that increased sales in the second quarter of 2011. There was no similar large order that occurred in the second quarter from this Distributor. In addition, there was a slow-down in construction due to the struggling economy, particularly in Europe which has impacted new sales and partially due to problems experienced with the transition by the manufacturer of our GPS Controller from their Sugarland, Texas facility which they closed, to their Phoenix facility and partially due to the need to rework certain GPS Controllers which had a problem during production that caused Ciralight to delay new sales and shipments.

COST OF SALES. Cost of sales decreased from $293,951 for the three months ended June 30, 2011 to $216,103 for the three months ended June 30, 2012. Cost of sales consists of the cost of our products with related shipping and warranty costs. In the second quarter of 2012, we replaced the controller units associated with the initial installations of our new controller. These specific units were experiencing a sensor saturation issue that caused the units to track incorrectly. This issue is limited to the initial build of the controller. The company delayed new sales opportunities for much of the second quarter while the issue was corrected. Working with the manufacturer, we have replaced most of these affected controllers, and have accrued a liability for the remaining units to be repaired. The cost associated with the replacement of these units has been recognized as a warranty expense and consequently affects our reported cost of sales.

GROSS PROFIT. Gross profit decreased from $116,484 for the three months ended June 30, 2011 to $19,626 for the three months ended June 30, 2012. The decrease in gross profit is largely due to the replacement of the controller units associated with the initial installations of our new controller. These specific units were experiencing a sensor saturation issue that caused the units to track incorrectly. This issue is limited to the initial build of the controller. The replacement of the controllers was done at the company's cost, which did not provide a profit margin. Working with the manufacturer, we have repaired most of these controllers, and have accrued a liability for the remaining units to be repaired. The replacement cost of these units has been recognized as a warranty expense and consequently negatively affects our reported gross profit.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses increased from $254,257 for the three months ended June 30, 2011 to $319,957 for the three months ended June 30, 2012. This increase was due to the addition of direct sales staff, the hiring of a CFO, and compensation to the Board of Directors which increased from two members to six members being recorded quarterly, while in the past it was recorded at the end of each year.

General and administrative expenses increased from $181,939 for the three months ended June 30, 2011 to $246,623 for the three months ended June 30, 2012. This increase was due to the addition of direct sales staff, the hiring of a CFO, and compensation to the Board of Directors which increased from two members to six members being recorded quarterly, while in the past it was recorded at the end of each year.

Selling and marketing expenses decreased slightly from $60,648 for the three months ended June 30, 2011 to $60,378 for the three months ended June 30, 2012.

Research and Development expenses increased slightly from $11,670 for the three months ended June 30, 2011 to $12,956 for the three months ended June 30, 2012.

INCOME TAXES. For the three months ended June 30, 2012, management has decided not to record the tax benefit.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

NET SALES. Net sales decreased from $577,127 for the six months ended June 30, 2011 to $395,134 for the six months ended June 30, 2012. This decrease in sales was partially due to a particularly large order that occurred in June 2011 with our European Distributor that increased sales in the second quarter of 2011. There was no similar large order that occurred in the second quarter from this Distributor. In addition, there was a slow-down in construction due to the struggling economy, particularly in Europe which has impacted new sales and partially due to problems experienced with the transition by the manufacturer of our GPS Controller from their Sugarland, Texas facility which they closed, to their Phoenix facility and partially due to the need to rework certain GPS Controllers which had a problem during production that caused Ciralight to delay new sales and shipments.

COST OF SALES. Cost of sales decreased from $437,434 for the six months ended June 30, 2011 to $373,258 for the six months ended June 30, 2012. Cost of sales consists of the cost of our products with related shipping and warranty costs. In the second quarter of 2012, we replaced the controller units associated with the initial installations of our new controller. These specific units were experiencing a sensor saturation issue that caused the units to track incorrectly. This issue is limited to the initial build of the controller. The company delayed new sales opportunities for much of the second quarter while the issue was corrected. Working with the manufacturer, we have replaced most of these affected controllers, and have accrued a liability for the remaining units to be repaired. The cost associated with the replacement of these units has been recognized as a warranty expense and consequently affects our reported cost of sales.

GROSS PROFIT. Gross profit decreased from $139,693 for the six months ended June 30, 2011 to $21,876 for the six months ended June 30, 2012. The decrease in gross profit is largely due to the replacement of the controller units associated with the initial installations of our new controller. These specific units were experiencing a sensor saturation issue that caused the units to track incorrectly. This issue is limited to the initial build of the controller. The replacement of the controllers was done at the company's cost, which did not provide a profit margin. Working with the manufacturer, we have repaired most of these controllers, and have accrued a liability for the remaining units to be repaired. The replacement cost of these units has been recognized as a warranty expense and consequently negatively affects our reported gross profit.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses increased from $508,874 for the six months ended June 30, 2011 to $571,055 for the six months ended June 30, 2012.

General and administrative expenses increased from $374,417 for the six months ended June 30, 2011 to $457,989 for the six months ended June 30, 2012.

Selling and marketing expenses decreased slightly from $102,847 for the six months ended June 30, 2011 to $98,498 for the six months ended June 30, 2012.

Research and Development expenses decreased from $31,610 for the six months ended June 30, 2011 to $14,568 for the six months ended June 30, 2012.

INCOME TAXES. For the six months ended June 30, 2012, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 and 2011.

Net cash used in operating activities was $293,461 for the six months ended June 30, 2012 and resulted primarily from a net loss of $570,679 partially offset by sales, collection of receivables, increases in other payables, collection of deferred revenue and increases in accounts payable. Net cash used in operating activities was $325,401 for the six month period ended June 30, 2011 and resulted primarily from a net loss of $385,394 partially offset by decreases in accounts receivable and related party notes receivable and an increase in deferred revenues.

Net cash provided by financing activities was $230,000 for the six months ended June 30, 2012 and resulted primarily from net proceeds from related party notes payable and line of credit of $130,000 and the sale of Stock in the amount of $100,000. Net cash provided by financing activities was $338,000 for the six month period ended June 30, 2011 and resulted from the sale of common stock.

The Company had net losses of $570,679, and $385,394 for the six months ended June 30, 2012 and 2011 respectively. As of June 30, 2012, the Company had cash of approximately $28,000. In addition, the Company had accounts receivable of approximately $150,000, inventory on hand at a cost valuation of approximately $179,470, and accounts payable of approximately $210,000.

The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended June 30, 2012 and the year ended December 31, 2011 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest shall be convertible to common stock at the rate of $0.10 per share. The company will utilize this facility to fund operations and position the company to further access capital markets. Management believes that with the additional line of credit that there is sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

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

The following table summarizes our contractual obligations as of June 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                 Payments Due by Period
                                          --------------------------------------------------------------
                                                       Less than
                                            Total        1 year      1-3 Years    3-5 Years    5 years +
                                          --------      --------     ---------    ---------    ---------
Contractual Obligations:
  Related party notes payable
   and line of credit                     $463,000      $463,000     $     --     $     --     $     --
  Interest Payments (1)                     16,973        16,973           --           --           --
  Operating Leases                          43,800        43,800           --           --           --
  Commitments to Purchase Inventory         65,460        65,460           --           --           --
                                          --------      --------     --------     --------     --------
Totals:                                   $589,234      $589,234     $     --     $     --     $     --
                                          ========      ========     ========     ========     ========

----------
(1) Related party notes payable and line of credit bear interest at the rate of Prime Rate (as quoted in the Wall Street Journal) plus 2% per annum and estimated interest payments are expected to be paid upon payment or satisfaction of the advances.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2012, a total of 21,500 shares of common stock were issued at $0.55 per share for services rendered.

During the three month period ended June 30, 2012 a total of 181,818 shares of common stock were issued at $.55 per share to a new distributor in Japan pursuant to a Private Placement Offering.

The above shares were issued in reliance on the exemption from registration requirements of the 33 Act provided by Regulation S, promulgated there under.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

10.14* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.15* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.16* Material Terms and Conditions of Verbal Office Lease for Executive Offices in Irvine, California.

10.17*        Material   Terms  and   Conditions  of  Verbal  Office  Lease  for
              Warehouse/Offices in Corona, California

14*           Code of Business Conduct and Ethics

21*           Subsidiaries.

31.1**        Certification of Principal Executive Officer,  Certification Under
              Section 302 of Sarbanes-oxley Act of 2002, Jeff Brain, CEO

31.2**        Certification of Principal Financial Officer,  Certification Under
              Section 302 of Sarbanes-oxley Act of 2002, Jarett Fenton, CFO

32.1** Certification Pursuant to 18 U.s.c. Section 1350, Section 906 of the Sarbanes-oxley Act of 2002, Jeff Brain, CEO

32.2** Certification Pursuant to 18 U.s.c. Section 1350, Section 906 of the Sarbanes-oxley Act of 2002, Jarett Fenton, CFO

101***        Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Exhibits incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-165638.
**   Filed herewith.
***  To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CIRALIGHT GLOBAL, INC.


Date: August 14, 2012                      /s/ Jeffrey S.  Brain
                                           -------------------------------------
                                           Jeffrey S.  Brain
                                           President, Chief Executive Officer