Form 10-K/A
period 2011-12-31
Ciralight Global, Inc.
filed 2012-08-20
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                AMENDMENT NO. 1
                                       to
                                    FORM 10-K

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A ("Amendment") amends the Form 10-K Annual Report for Ciralight Global, Inc. ("Company") for the fiscal year ended December 31, 2011 ("Original Form 10-K"). This Amendment is being filed in response to SEC Staff comments and is being filed to revise language in Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment may be relied on as the final Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and should be read in conjunction with the Company's other filings with the SEC. This Amendment does not change any textural or financial information contained in the body of the Original Form 10-K. The filing of this Amendment is not an admission that our Original Form 10-K included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

21*****       Subsidiaries.

31.1****      Certification of Principal Executive Officer Pursuant to 18 U.S.C.
              Section 1350

31.2****      Certification of Principal Financial Officer Pursuant to 18 U.S.C.
              Section 1350

32.1****      906 Certification of Principal Executive Officer

32.2****      906 Certification of Principal Financial Officer

101*****      Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Incorporated by reference from the Company's Form S-1 registration statement filed with the Securities and Exchange Commission (File No. 333-165638) that went effective on July 29, 2010.
** Incorporated by reference Exhibit 99.1 of the Company's Form 8-K Current Report filed with the Commission on January 6, 2010.
*** Incorporated by reference to Exhibit 4.1 of the Company's Post-effective Amendment No. 1 to Form S-8 registration statement filed with the Commission on February 14, 2012.
****  Filed herewith.
***** Previously filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Ciralight Global, Inc.


Dated: August 20, 2012                     /s/ Jeffrey S. Brain
                                           -------------------------------------
                                      By:  Jeffrey S. Brain
                                      Its: President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 20, 2012                     /s/ Jeffrey S. Brain
                                           -------------------------------------
                                      By:  Jeffrey S. Brain
                                      Its: President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)


Dated: August 20, 2012                     /s/ Jarett Fenton
                                           -------------------------------------
                                      By:  Jarett Fenton
                                      Its: Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)


Dated: August 20, 2012                     /s/ Frederick Feck
                                           -------------------------------------
                                      By:  Frederick Feck
                                      Its: Corporate Secretary and Director

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