Form 10-Q/A
period 2012-03-31
Ciralight Global, Inc.
filed 2012-08-20
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       to
                                    FORM 10-Q

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A ("Amendment") amends the Form 10-Q Quarterly Report for Ciralight Global, Inc. ("Company") for the quarterly period ended March 31, 2012 ("Original Form 10-Q"). This Amendment is being filed in response to SEC Staff comments and is being filed to revise language in Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment may be relied on as the final Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and should be read in conjunction with the Company's other filings with the SEC. This Amendment does not change any textural or financial information contained in the body of the Original Form 10-Q. The filing of this Amendment is not an admission that our Original Form 10-Q included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

31.2** Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002.

32.1**        Certification   Chief  Executive  Officer  under  Section  906  of
              Sarbanes-Oxley Act of 2002.

32.2**        Certification   Chief  Financial  Officer  under  Section  906  of
              Sarbanes-Oxley Act of 2002.

101***        Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Exhibits incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-165638.
**   Filed herewith.
***  Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q Quarterly Report for the quarterly period ended March 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CIRALIGHT GLOBAL, INC.


Date: August 20, 2012                     /s/ Jeffrey S.  Brain
                                          --------------------------------------
                                          Jeffrey S.  Brain
                                          President, Chief Executive Officer



Date: August 20, 2012                     /s/ Jarett Fenton
                                          --------------------------------------
                                          Jarett Fenton
                                          Chief Financial Officer