Form 10-Q/A
period 2012-06-30
Ciralight Global, Inc.
filed 2012-08-21
CIK 1463961

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 16, 2012 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

10.14* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.15* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.16* Material Terms and Conditions of Verbal Office Lease for Executive Offices in Irvine, California.

10.17*        Material   Terms  and   Conditions  of  Verbal  Office  Lease  for
              Warehouse/Offices in Corona, California

14*           Code of Business Conduct and Ethics

21*           Subsidiaries.

31.1***       Certification of Principal Executive Officer,  Certification Under
              Section 302 of Sarbanes-oxley Act of 2002, Jeff Brain, CEO

31.2***       Certification of Principal Financial Officer,  Certification Under
              Section 302 of Sarbanes-oxley Act of 2002, Jarett Fenton, CFO

32.1*** Certification Pursuant to 18 U.s.c. Section 1350, Section 906 of the Sarbanes-oxley Act of 2002, Jeff Brain, CEO

32.2*** Certification Pursuant to 18 U.s.c. Section 1350, Section 906 of the Sarbanes-oxley Act of 2002, Jarett Fenton, CFO

101**         Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Exhibits incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-165638.
**   Filed herewith.
***  Filed previously.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CIRALIGHT GLOBAL, INC.


Date: August 21, 2012                      /s/ Jeffrey S.  Brain
                                           -------------------------------------
                                           Jeffrey S.  Brain
                                           President, Chief Executive Officer