Form 10-Q
period 2012-09-30
Ciralight Global, Inc.
filed 2012-11-19
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2012
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2012 there were 14,944,067 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                               Report on Form 10-Q

                    For the Quarter Ended September 30, 2012

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

          Condensed Balance Sheets as of September 30, 2012 (Unaudited)
          and December  31, 2011                                               3

          Condensed Statements of Operations for the Three and Nine
          Months Ended September 30, 2012 and 2011 (Unaudited)                 4

          Condensed Statements of Cash Flows for the Nine Months
          Ended September 30, 2012 and 2011 (Unaudited)                        5

          Notes to Condensed Unaudited Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           32

Item 4.  Controls and Procedures                                              32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    32

Item 1A. Risk Factors                                                         32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          33

Item 3.  Defaults Upon Senior Securities                                      33

Item 4.  Mine Safety Disclosures                                              33

Item 5.  Other Information                                                    33

Item 6.  Exhibits                                                             33

SIGNATURES                                                                    36

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                             September 30,          December 31,
                                                                                 2012                   2011
                                                                             ------------           ------------
                                                                              (Unaudited)
                                     ASSETS

Current assets:
  Cash                                                                       $     18,569           $     97,443
  Restricted cash                                                                   7,600                  7,600
  Accounts receivable net of allowance of $23,200 and $0, respectively             99,600                175,235
  Inventory                                                                       201,987                197,619
  Prepaid expenses and other current assets                                        92,996                 16,090
                                                                             ------------           ------------
      Total current assets                                                        420,752                493,987
                                                                             ------------           ------------

Property and equipment, net                                                         4,545                  6,928
Intangible assets, net                                                             68,962                 27,198
                                                                             ------------           ------------

      Total assets                                                           $    494,259           $    528,113
                                                                             ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                           $    135,478           $    128,764
  Advances payable - related party                                                503,000                300,000
  Accrued expenses - related party                                                 64,142                151,813
  Deferred revenue                                                                107,946                 30,932
  Other payables                                                                  109,678                 18,426
                                                                             ------------           ------------
      Total current liabilities                                                   920,244                629,935
                                                                             ------------           ------------
Stockholders' equity (deficit)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding            1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   14,944,067 and 14,322,567 shares issued and outstanding, respectively           14,944                 14,322
  Additional paid-in capital                                                    3,211,396              2,664,633
  Accumulated deficit                                                          (3,633,325)            (2,781,777)
                                                                             ------------           ------------
      Total stockholders' equity (deficit)                                       (425,985)              (101,822)
                                                                             ------------           ------------

      Total liabilities and stockholders' equity (deficit)                   $    494,259           $    528,113
                                                                             ============           ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             For the Quarter Ended             For the Nine Months Ended
                                                 September 30,                       September 30,
                                        ------------------------------      ------------------------------
                                            2012              2011              2012              2011
                                        ------------      ------------      ------------      ------------
Sales                                   $    105,715      $    246,013      $    500,849      $    823,139

Cost of goods sold                            67,905           149,540           441,163           586,974
                                        ------------      ------------      ------------      ------------

Gross profit                                  37,810            96,473            59,686           236,166
                                        ------------      ------------      ------------      ------------
Operating expenses
  Research and development expenses           38,255               223            52,824            31,833
  Selling and marketing expenses              24,377            66,807           122,875           169,653
  General and administrative expenses        249,008           208,116           706,997           582,534
                                        ------------      ------------      ------------      ------------
      Total operating expenses               311,640           275,146           882,696           784,020
                                        ------------      ------------      ------------      ------------

Loss from operations                        (273,830)         (178,673)         (823,010)         (547,854)
                                        ------------      ------------      ------------      ------------
Other expense
  Interest expense, net                       (7,038)          (12,260)          (28,538)          (28,472)
                                        ------------      ------------      ------------      ------------
      Total other expense                     (7,038)          (12,260)          (28,538)          (28,472)
                                        ------------      ------------      ------------      ------------

Net loss                                $   (280,868)     $   (190,933)     $   (851,548)     $   (576,326)
                                        ============      ============      ============      ============

Basic loss per share                    $      (0.02)     $      (0.01)     $      (0.06)     $      (0.04)
                                        ============      ============      ============      ============
Weighted average shares used in
 per share calculation                    14,824,204        14,208,702        14,489,388        13,660,919
                                        ============      ============      ============      ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Nine Months Ended
                                                                                            September 30,
                                                                                  -------------------------------
                                                                                     2012                 2011
                                                                                  ----------           ----------
Cash flows from operating activities:
  Net Loss                                                                        $ (851,548)          $ (576,326)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for compensation and services                                    --               25,000
     Options issued for services                                                      77,720                9,611
     Options issued for financing costs                                               11,480               22,960
     Depreciation and amortization                                                     4,750                6,906
     Contribution of rent from a related party                                         1,500                4,500
     Bad debt expense                                                                 23,200               25,896
  Changes in operating assets and liabilities
     (Increase) decrease in Inventory                                                 (4,368)              44,215
     (Increase) decrease in Accounts Receivable                                       52,435              (17,014)
     (Increase) decrease in prepayments and deposits                                 (68,257)             (45,148)
     (Increase) decrease in notes receivable - related party                              --               35,244
     Increase (decrease) in accounts payable                                          39,715             (131,012)
     Increase (decrease) in accrued expenses related party                            16,120                5,250
     Increase (decrease) in other payables                                           103,075               10,812
     Increase (decrease) in deferred revenue                                          77,014                   --
                                                                                  ----------           ----------
Net cash used in operating activities                                               (517,164)            (579,106)

Cash flow used in investing activities
  Patent development costs                                                           (21,710)                  --
  Acquisition of property and equipment                                                   --               (4,262)
                                                                                  ----------           ----------
Net cash used in investing activities                                                (21,710)              (4,262)

Cash flows from financing activities:
  Cash from sale of common stock                                                     300,000              475,680
  Cash from exercise of Options                                                           --                1,500
  Payments of Commission on sales of Common Stock                                    (10,000)             (32,438)
  Payment of related party note payable                                              (50,000)            (200,000)
  Proceeds from related party advances                                               220,000              200,000
                                                                                  ----------           ----------
Net cash provided by financing activities                                            460,000              444,742
                                                                                  ----------           ----------

Net (decrease) increase in cash                                                      (78,874)            (138,626)

Cash, beginning of period                                                             97,443              203,108
                                                                                  ----------           ----------

Cash, end of period                                                               $   18,569           $   64,482
                                                                                  ==========           ==========
Supplemental cash flow information:
  Interest paid                                                                   $       --           $       --
  Income taxes paid                                                               $       --           $       --
  Common Stock & options issued for the acquisition of Intangible assets          $   22,422           $       --
  Common Stock & options issued for Settlement of Liabilities                     $  115,616           $       --

                 The accompanying notes are an integral part of
                      these condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

The results of operations for the nine month period ended September 30, 2012 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.

3. Liquidity and Operations:

The Company had a net loss of $851,548 for the nine months ended September 30, 2012. As of September 30, 2012, the Company had cash of approximately $18,569.
In addition, the Company had accounts receivable of approximately $99,600, inventory on hand at a cost valuation of approximately $201,987, and accounts payable of approximately $135,478.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended September 30, 2012 and the year ended December 31, 2011 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the Creditors at the rate of $0.10 per share.

In addition the company was recently approved by the Export-Import Bank of the United States ("Ex-Im") to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this Ex-Im program, the company will receive 90% of an international sale at the time the order ships thus improving the company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the Ex-Im which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back Ex-Im, the balance of the order is remitted to the Company. In addition, The company will continue to obtain working capital by accessing capital markets. The company has orders in hand at the start of the fourth quarter that total approximately $760,000. As these orders ship the company will have a positive cash flow in the fourth quarter. Management believes that with the increased level of sales, and the Ex-Im financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

4. Summary of Significant Accounting Policies:

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


allowance for bad debts when the Company has exhausted all reasonable means of collection. At September 30, 2012, management deemed that an allowance of $23,200 should be recorded based on expected collections.

CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer's financial condition. As of September 30, 2012 the top three distributors had balances representing 30%, 15.5% and 12.8% respectively of the Company's total accounts receivable balance. The Company maintains its cash balances in the aggregate at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

INVENTORY - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At September 30, 2012 no reserve was required.

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

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at September 30, 2012.

WARRANTY COSTS - The Company provides a ten-year warranty covering the labor and materials associated with its installations. The Company (at its option) will repair, replace or give credit for the original purchase price on any of its products or parts. An accrual for a loss contingency has been made, since

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


warranty expenses to date have been consistent and a reasonable estimate of future expenses can be made, in accordance with FASB ASC 460-10-50-8 (c).

Changes in the liability for product warranty were as follows:

     Liability at December 31, 2011                                    $  9,476
       Plus: Warranty Costs Accrued                                      57,450
       Less: Amounts Paid                                               (44,590)
                                                                       --------
     Liability at September 30, 2012                                   $ 22,336
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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's condensed financial statements for the nine months ended September 30, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of and for the nine months ended September 30, 2012, there were no interest or penalties related to income taxes that have been accrued or recognized.

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

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to operations in the period incurred. The amount expensed for the nine month period ended September 30, 2012 and 2011 were $52,824 and $31,833, respectively.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


SELLING AND MARKETING EXPENSES - Selling and marketing expenses are expensed as incurred. These expenses were $122,875 and $169,653 for the nine month period ended September 30, 2012 and 2011, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses are expensed as incurred. These expenses were $706,997 and $582,534 for the nine month periods ended September 30, 2012 and 2011, respectively.

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

5. Balance Sheet Information:

Cash consisted of the following at September 30, 2012:

     Checking accounts                                             $ 13,746
     Merchant Account                                                 4,823
                                                                   --------
     Total Cash                                                    $ 18,569
                                                                   ========

Inventory consisted of the following at September 30, 2012:

     Finished units and components                                 $201,987
                                                                   --------
     Total Inventory                                               $201,987
                                                                   ========

Prepaid expenses and other current assets consist of the following at September 30, 2012:

     Purchase order prepaid deposits                               $ 67,324
     Prepaid expenses                                                23,039
     Employee Advances                                                2,633
                                                                   --------
     Total prepayments and deposits                                $ 92,996
                                                                   ========

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

Property and equipment consist of the following at September 30, 2012:

     Furniture and equipment                                     $  10,513
     Vehicles                                                        2,771
     Tooling costs                                                  24,683
     Convention Display                                              1,817
                                                                 ---------
     Property & Equipment                                           39,784

     Less Accumulated depreciation                                 (35,239)
                                                                 ---------
     Total property & equipment, net                             $   4,545
                                                                 =========

Depreciation expense for the nine month period ended September 30, 2012 was $2,382 and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Patent costs are stated at cost, net of accumulated amortization. Amortization of patent costs is provided using the straight-line method with estimated lives of 20 years. As of September 30, 2012, capitalized patent costs are as follows:

     Patent and patent applications                               $ 52,302
     Less Accumulated amortization                                  (4,641)
                                                                  --------
     Total patent costs, net                                      $ 47,661
                                                                  ========

Amortization expense for the nine month period ended September 30, 2012 was $1,248, related to the Company's patent rights and was recorded as cost of goods sold.

Software costs are stated at cost, net of accumulated amortization. Amortization of software assets is provided using the straight-line method with estimated lives of 5 years. As of September 30, 2012, capitalized software costs are as follows:

     Software                                                     $ 22,422
     Less Accumulated amortization                                  (1,121)
                                                                  --------
     Total software, net                                          $ 21,301
                                                                  ========

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


Total intangibles at September 30, 2012 consist of the following:

     Patent and patent applications, net                          $ 47,661
     Software, net                                                  21,301
                                                                  --------
                                                                  $ 68,962
                                                                  ========

Amortization expense for the nine month period ended September 30, 2012 was $1,121, related to the Company's software and was recorded as cost of goods sold.

Advances Payable-related party - George Adams advanced the company $90,000 during the first quarter of 2012. This was partially offset by a repayment of $50,000 to Terry Adams on February 1, 2012. Terry Adams advanced the company $90,000 during the second quarter of 2012. During the third quarter George Adams advanced the company $15,000 and Terry Adams advanced the company $25,000. In addition, Fred Feck Executed a note for $33,000 on June 30, 2012 in exchange for rent for the warehouse occupied the company. At September 30, 2012 the Advances Payable- related party balance was $503,000. Related accrued interest of $23,078 is included in the Other Payables amount on the Company's financial statements.

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the creditors at the rate of $0.10 per share. The principle balance owed as of September 30, 2012 was $470,000.

Accrued Expenses, Related Party - As of September 30, 2012, the Company had accrued expenses due to related parties of the following:

     Accrued Expenses - Related Party
       Royalty fees - Related Party                                $ 41,064
       Accrued Interest - Related Party                              23,078
                                                                   --------
     Total Other Payables - Related Party                          $ 64,142
                                                                   ========

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At September 30, 2012 accrued royalties in the amount of $41,064, related to our sale of 2,053 units.

Other Payables - As of September 30, 2012, the Company had Other Payables consisting of the following:

     Other Payables
       Accrued Warranty Expense                                    $ 22,336
       Accrued Stock Payable                                         85,160
       Accrued Sales Tax                                              2,182
                                                                   --------
     Total Other Payables                                          $109,678
                                                                   ========

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


Deferred Revenue - Shipments that were staged and ready for shipment were recorded as deferred revenue. Upon shipment to customers, the sale will be recorded as revenue. Deferred Revenue totaled $107,946 at September 30, 2012.

6. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 14,944,067 issued and outstanding common stock shares as of September 30, 2012. Details of the issued and outstanding common stock shares are shown below.

Common stock shares issued as of September 30, 2012 are as follows:

                                                                      Amount of
               Description                                         Shares Issued
               -----------                                         -------------
     Stock issued for acquisition of assets                          3,600,000
     Stock issued for legal services (founder's shares)                240,000
     Stock issued for consulting services (founder's shares)           240,000
     Stock issued as compensation (founder's shares)                 1,138,182
     Stock issued to private offering subscribers                    7,177,178
     Stock issued for compensation and services rendered               743,358
     Stock issued for conversion of notes payable                    1,803,349
     Stock issued for exercise of stock options                          2,000
                                                                    ----------
         Total                                                      14,944,067
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

During the three month period ended September 30, 2012, a total of 400,000 shares of common stock and warrants were issued, at $.50 per unit, from the sales of our stock and warrants through a Private Placement Offering. In addition, 18,182 shares of common stock were issued in exchange for the source code provided by one of the Company's engineers.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

Stock options exercisable into an aggregate of 978,900 shares of the Company's common stock were outstanding on December 31, 2011, of which 878,900 were vested on the date granted and 100,000 are scheduled to vest during 2012. No options were exercised during the year ended December 31, 2010. The Black-Scholes option-pricing model was used to estimate the option fair values , in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Since the Company's stock does it have an extended history of stock prices or volatility, expected volatility and average contractual life variables were estimated utilizing a weighted average of comparable published volatilities and contractual lives based on industry comparables. Expected pre-vesting forfeitures were estimated based on expected employee turnover. The fair value of options granted during the year ended December 31, 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.5% and 71.5%, a risk-free interest rate of 0% and a remaining contractual life of between 1.0 and 5.0 years.

In April 2011, in consideration of the Adams agreeing to offer the Company advances up to $500,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. In addition, 2,000 stock options were exercised at $.75 per option during April 2011.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


On June 25, 2012 the Board of Directors approved a compensation plan that would grant each Director 50,000 options for each year of service. The options accrue monthly and are issued quarterly with an exercise price of 85% of the stock value. The options expire five years after being issued. The Board of Directors compensation plan commenced May 1, 2012. The financial statements include options granted to the Board of Directors for May through September 2012 as of September 30, 2012 with an exercise price of $.4675 per share and expiring September 30, 2017. In addition, the Board granted 24,000 options to Jarett Fenton as a bonus with an exercise price of $.4675 on May 1, 2012. The options expire April 30, 2017.

The following table summarizes the activity of stock options for the nine months ended September 30, 2012:

                                       Number of Shares         Weighted Average
                                        Outstanding              Exercise Price
                                        -----------              --------------
Balance, December 31, 2011                 978,000                   $ .47
  Options granted                          474,000                   $ .47
  Options Exercised                             --                      --
  Options forfeited or expired                  --                      --
Balance, September 30, 2012              1,452,900                   $ .47

The weighted average fair values of options granted during the quarter ended September 30, 2012 was $.25 per option. The value recorded for the options granted during the first quarter was $34,597, during the second quarter was $25,602 and during the third quarter was $38,593.

The following table summarizes the activity of warrants for the nine months ended September 30, 2012:

                                     Number of Warrants         Weighted Average
                                        Outstanding              Exercise Price
                                        -----------              --------------
Balance, December 31, 2011                      --                      --
  Warrants granted                         400,000                   $ .50
  Warrants Exercised                            --                      --
  Warrants forfeited or expired                 --                      --
Balance, September 30, 2012                400,000                   $ .50

During the nine months ended September 30, 2012, the company granted 400,000 stock purchase warrants through the sale of a unit that included Common Stock and Warrants pursuant to a Private Placement Offering.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

The Company, as of September 30, 2012 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Ciralight has agreements with several inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of September 30, 2012, purchase order prepaid deposits totaled $66,825 with several of our major suppliers.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

As of September 30, 2012 the Related party line of credit due to George and Terry Adams was $255,000 and $215,000, respectively. These proceeds have been used for short term working capital purposes. Interest payable of $22,636 has been recorded as of September 30, 2012, making a total amount due of $492,636. On April 1, 2011, in consideration of the Adams notes to offer the Company, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. Additionally, the company executed a note payable to Vera Cruz Properties, which is owned by a related party, Fred Feck, who is a board member and Secretary of the company in exchange for accrued rent on the space the company rents from Vera Cruz in the amount of $33,000 plus $443 in interest. Fred Feck agreed to accrue the monthly rent in order to assist the company with its cash flow. The note was executed on June 30, 2012, with interest at prime plus two, all due and payable in one year. The note is convertible to common stock at option of the holder at the price of $.50 per share.

10. Share Based Compensation:

During the nine months ending September 30, 2012 there were shares issued to the Board of Directors for their services and to Smokey Robinson for his services related to Marketing and Public Relations. Each of the six Board Members receives 50,000 common stock shares per year with the shares accrued monthly and issued quarterly. In addition, Smokey receives 50,000 shares for his marketing and public relation services. These are also accrued monthly and issued quarterly.

11. Legal Matters:

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

In November 2012 the company received approval by EX Bank to insure the collection of sales from international sales up to $500,000 and to finance sales to the Company's distributors up to $270,000.

14. New Accounting Pronouncements

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2012
                                   (Unaudited)


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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL
STATEMENTS,  AND THE NOTES TO THOSE  FINANCIAL  STATEMENTS  THAT ARE INCLUDED IN
ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

In order to provide working capital, Ciralight Global, Inc. sold common stock through a private placement that raised $1,300,000 with the sale of 5,200,000 shares at a price of $0.25 per share from April 30, 2009 to January 15, 2010. During the third and fourth quarters of 2010, the Company sold common stock through a private placement that raised $222,000 with the sale of 444,000 shares at a price of $0.50 per share. During 2011, the Company sold common stock through a private placement that raised $475,680 with the sale of 951,360 shares at a price of $0.50 per share. During the nine months ending September 30, 2012 the company has sold common stock to one of its new distributors in the amount of $100,000 for a sale of 181,818 shares and sold common stock and warrants to a new shareholder in the amount of $200,000.

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

The results of operations for the nine month period ended September 30, 2012 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

NET SALES. Net sales decreased from $246,013 for the three months ended September 30, 2011 to $105,715 for the three months ended September 30, 2012. This decrease in sales was due to an interruption in our product supply due to the transition by the company that manufacturers our GPS Controller which closed its factory near Houston where they were making our product to their factory in Phoenix. As a result of this transition, the company did not receive any new product from July 1, 2012 until August 30, 2012 when it received its first shipment in the quarter.  As a result of this  interruption  and  concerns  over production errors made by the manufacturer, Ciralight in mid September terminated its relationship with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer is expected to be in full production in the fourth quarter and will be able to fill back orders that have accumulated. With the back order of sales to be fulfilled in the fourth quarter we expect that fourth quarter sales will be sufficient to overcome this decrease in sales and by the end of the 2012 the company should exceed 2011 total sales.

COST OF SALES. Cost of sales decreased from $149,540 for the three months ended September 30, 2011 to $67,905 for the three months ended September 30, 2012. Cost of sales consists of the cost of our products with related shipping costs. The decrease in our third quarter cost of sales is due to the interruption in product availability experienced as a result of a transition by our GPS
Manufacturer which closed the factory where they made our product. The interruption in product availability caused a decrease in sales which decreased our cost of sales.

GROSS PROFIT. Gross profit decreased from $96,473 for the three months ended September 30, 2011 to $37,810 for the three months ended September 30, 2012. This decrease in gross profit was due to an interruption in our product supply due to the transition by the company that manufacturers our GPS Controller which closed its factory near Houston where they were making our product to their factory in Phoenix. As a result of this transition, the company did not receive any new product from July 1, 2012 until August 30, 2012 when it received its first shipment in the quarter. As a result of this interruption and concerns over production errors made by the manufacturer, Ciralight in mid September terminated its relationship with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer is expected to be in full production in the fourth quarter and will be able to fill back orders that have accumulated. With the back order of sales to be fulfilled in the fourth quarter we expect that fourth quarter sales will be sufficient to overcome this decrease in sales and by the end of the 2012 the company should exceed 2011 total sales.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses increased from $275,146 for the three months ended September 30, 2011 to $311,640 for the three months ended September 30, 2012. This increase was due to the addition of direct sales staff, the hiring of a CFO, and compensation to the Board of Directors which increased from two members to nine members being recorded quarterly, while in the past it was recorded at the end of each year.

General and administrative expenses increased from $208,116 for the three months ended September 30, 2011 to $249,008 for the three months ended September 30, 2012. This increase was due to the addition of direct sales person, and compensation to the Board of Directors which increased from two members to six members being recorded quarterly, while in the past it was recorded at the end of each year. The compensation to the Board of Directors is in the form of stock and options and not cash payments.

Selling and marketing expenses decreased slightly from $66,807 for the three months ended September 30, 2011 to $24,376 for the three months ended September 30, 2012.

Research and Development expenses increased from $223 for the three months ended September 30, 2011 to $38,255 for the three months ended September 30, 2012.

INCOME TAXES. For the three months ended September 30, 2012, management has decided not to record the tax benefit.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

NET SALES. Net sales decreased from $823,139 for the nine months ended September 30, 2011 to $500,849 for the nine months ended September 30, 2012. This decrease in sales was due to an interruption in our product supply due to the transition by the company that manufacturers our GPS Controller which closed its factory near Houston where they were making our product to their factory in Phoenix. As a result of this transition, the company did not receive any new product from July 1, 2012 until August 30, 2012 when it received its first shipment in the quarter. As a result of this interruption and concerns over production errors made by the manufacturer, Ciralight in mid September terminated its relationship with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer is expected to be in full production in the fourth quarter and will be able to fill back orders that have accumulated. With the back order of sales to be fulfilled in the fourth quarter we expect that fourth quarter sales will be sufficient to overcome this decrease in sales and by the end of the 2012 the company should exceed 2011 total sales.

COST OF SALES. Cost of sales decreased from $586,974 for the nine months ended September 30, 2011 to $441,163 for the nine months ended September 30, 2012. Cost of sales consists of the cost of our products with related shipping costs. The decrease in our third quarter cost of sales is due to the interruption in product availability experienced as a result of a transition by our GPS
Manufacturer which closed the factory where they made our product. The interruption in product availability caused a decrease in sales which decreased our cost of sales.

GROSS PROFIT. Gross profit decreased from $236,166 for the nine months ended September 30, 2011 to $59,686 for the nine months ended September 30, 2012. This decrease in gross profit was due to an interruption in our product supply due to the transition by the company that manufacturers our GPS Controller which closed its factory near Houston where they were making our product to their factory in Phoenix. As a result of this transition, the company did not receive any new product from July 1, 2012 until August 30, 2012 when it received its first shipment in the quarter.  As a result of this  interruption  and  concerns  over production errors made by the manufacturer, Ciralight in mid September terminated its relationship with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer is expected to be in full production in the fourth quarter and will be able to fill back orders that have accumulated. With the back order of sales to be fulfilled in the fourth quarter we expect that fourth quarter sales will be sufficient to overcome this decrease in sales and by the end of the 2012 the company should exceed 2011 total sales.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses increased from $784,020 for the nine months ended September 30, 2011 to $882,696 for the nine months ended September 30, 2012.

General and administrative expenses increased from $582,534 for the nine months ended September 30, 2011 to $706,997 for the nine months ended September 30, 2012. This increase was due to the addition of direct sales person, and compensation to the Board of Directors which increased from two members to six members being recorded quarterly, while in the past it was recorded at the end of each year. The compensation to the Board of Directors is in the form of stock and options and not cash payments.

Selling and marketing expenses decreased slightly from $169,653 for the nine months ended September 30, 2011 to $122,875 for the nine months ended September 30, 2012.

Research and Development expenses increased from $31,833 for the nine months ended September 30, 2011 to $52,824 for the nine months ended September 30, 2012.

INCOME TAXES. For the nine months ended September 30, 2012, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 and 2011.

Net cash used in operating activities was $517,164 for the nine months ended September 30, 2012 and resulted primarily from a net loss of $851,548 partially offset by sales, collection of receivables, increases in other payables, collection of deferred revenue and increases in accounts payable. Net cash used in operating activities was $579,106 for the nine month period ended September 30, 2011 and resulted primarily from a net loss of $576,326 partially offset by decreases in accounts receivable and related party notes receivable and an increase in deferred revenues.

Net cash used in investing activities was $21,710 for the nine months ended September 30, 2012. This was for expenditures toward the patents for the company products. Net cash used in investing activities was $4,262 for the nine months ended September 30, 2011 for the acquisition of property and assets.

Net cash provided by financing activities was $460,000 for the nine months ended September 30, 2012 and resulted primarily from net proceeds from related party notes payable and line of credit of $170,000 and the sale of stock in the amount of $300,000. Net cash provided by financing activities was $444,742 for the nine month period ended September 30, 2011 and resulted from the sale of common stock.

The Company had net losses of $851,548, and $576,326 for the nine months ended September 30, 2012 and 2011 respectively. As of September 30, 2012, the Company had cash of approximately $18,569. In addition, the Company had accounts receivable of approximately $99,600, inventory on hand at a cost valuation of approximately $201,987, and accounts payable of approximately $135,478.

The Company has experienced losses primarily attributable to an interruption in the product supply during the third quarter, as well as increased research, development, marketing and other costs associated with the strategic plan to position the company as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended September 30, 2012 and the year ended December 31, 2011 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%.

In addition the company was recently approved by the Export-Import Bank of the United States ("Ex-Im") to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this Ex-Im program, the company will receive 90% of an international sale at the time the order ships thus improving the company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the Ex-Im which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back Ex-Im, the balance of the order is remitted to the Company. In addition, The company will continue to obtain working capital by accessing capital markets. The company has orders in hand at the start of the fourth quarter that total approximately $760,000. As these orders ship the company will have a positive cash flow in the fourth quarter. Management believes that with the increased level of sales, and the Ex-Im financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

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

The following table summarizes our contractual obligations as of September 30, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                 Payments Due by Period
                                          --------------------------------------------------------------
                                                       Less than
                                            Total        1 year      1-3 Years    3-5 Years    5 years +
                                          --------      --------     ---------    ---------    ---------
Contractual Obligations:
  Advances payable - related parties      $503,000      $503,000     $     --     $     --     $      --
  Interest Payments (1)                     23,078        23,078           --           --            --
  Operating Leases                          43,800        43,800           --           --            --
  Commitments to Purchase Inventory        253,687       253,687           --           --            --
                                          --------      --------     --------     --------     ---------

 Totals:                                  $823,565      $823,565     $     --     $     --     $      --
                                          ========      ========     ========     ========     =========

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

During the three month period ended September 30, 2012 a total of 400,000 shares of common stock were issued at $.50 per unit which included a share of common stock and a warrant to buy additional stock at $.50 for five years pursuant to a Private Placement Offering. In addition, one of our engineers was compensated with 18,182 of stock in exchange for the acquisition of the source code which was recorded as an intangible asset.

The above shares were issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended ("33 Act"), provided by
Section 4(2) of the 33 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

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

                                              CIRALIGHT GLOBAL, INC.


Date: November 19, 2012                       /s/ Jeffrey S. Brain
                                              ----------------------------------
                                              Jeffrey S. Brain
                                              President, Chief Executive Officer