Form 10-Q/A
period 2012-09-30
Ciralight Global, Inc.
filed 2012-11-20
CIK 1463961

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

31.2**        Certification of Principal Financial Officer,  Certification Under
              Section 302 of Sarbanes-oxley Act of 2002, Jarett Fenton, CFO

32.1** Certification Pursuant to 18 U.s.c. Section 1350, Section 906 of the Sarbanes-oxley Act of 2002, Jeff Brain, CEO

32.2** Certification Pursuant to 18 U.s.c. Section 1350, Section 906 of the Sarbanes-oxley Act of 2002, Jarett Fenton, CFO

101***        Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* Exhibits incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-165638.
**   Previously filed.
***  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CIRALIGHT GLOBAL, INC.


Date: November 20, 2012                       /s/ Jeffrey S. Brain
                                              ----------------------------------
                                              Jeffrey S. Brain
                                              President, Chief Executive Officer