Form 10-K
period 2012-12-31
Ciralight Global, Inc.
filed 2013-04-16
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from _________ to ________

                         Commission File Number 0-54036


                             CIRALIGHT GLOBAL, INC
             (Exact name of registrant as specified in its charter)

        Nevada                                            26-4549003
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                670 E. Parkridge Ave., Ste. 112, Corona, CA 92879
                    (Address of principal executive offices)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2012) was approximately $2,694,494.

As of April 16, 2013, there were 15,469,193 shares of our common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE
-----                                                                       ----
                                     PART I

Item 1.  Business                                                              4
Item 1A. Risk Factors                                                         15
Item 1B. Unresolved Staff Comments                                            15
Item 2.  Properties                                                           15
Item 3.  Legal Proceedings                                                    15
Item 4.  Mine Safety Disclosures                                              15

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters and         15
         Issuer Purchases of Equity Securities
Item 6.  Selected Financial Data                                              17
         Management's Discussion and Analysis of Financial Condition and
Item 7.  Results of Operations                                                17
Item 7A. Quantitative and Qualitative Disclosure About Market Risks           25
Item 8.  Financial Statements and Supplementary Data                          25
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  26
Item 9A. Controls and Procedures                                              26
Item 9B. Other Information                                                    26

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               27
Item 11. Executive Compensation                                               33
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           37
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         39

Item 14. Principal Accounting Fees and Services                               39

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules                              40

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This 2012 Annual Report on Form 10-K ("2012 Annual Report"), including the accompanying financial statements of the Company and the notes thereto appearing in Item 8 herein ("Financial Statements"), the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 herein ("MD&A") and the other Exhibits and Financial Statement Schedules filed as a part hereof or incorporated by reference herein may contain or incorporate by reference information that includes or is based on "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give expectations or forecasts of future events. The reader can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. They use words such as "believe(s)," "goal(s)," "target(s)," "estimate(s)," "anticipate(s)," "forecast(s)," "project(s)," (plan(s)," "intend(s)," "expect(s)," "might," may" and other words and terms of similar meaning in connection with a discussion of future operating, financial performance or financial condition. Forward-looking statements, in particular, include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, trends of operations and financial results.

     Any or all forward-looking statements may turn out to be wrong, and, accordingly, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this 2012 Annual Report. These statements are based on current expectations and current the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance; actual results could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual results and financial condition. The reader should consider the following list of general factors that could affect the Company's future results and financial condition.

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

No assurances can be given that the results contemplated in any forward-looking statements will be achieved or will be achieved in any particular timetable. We assume no obligation to publicly correct or update any forward-looking statements as a result of events or developments subsequent to the date of this 2012 Annual Report. The reader is advised, however, to consult any further disclosures we make on related subjects in our filings with the SEC.

                                     PART I

ITEM 1. BUSINESS

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

     Ciralight SunTrackers(TM) have been installed at Staples, Office Depot, IKEA, Google, LG, GE, BMW, Bio-Planet, Toyota, Walgreens, Wal-Mart, Whole Foods, Johnson and Johnson, Caterpillar, Emerson, Frito Lay, Schiphol Amsterdam Airport, Singapore International Airport, Tel-Aviv International Airport, Lutron, Boeing, Eaton, and others.

                     ADVANTAGES OF CIRALIGHT SUNTRACKER(TM)

     1.   It's better lighting with Zero Electricity
     2.   Save Energy by shutting of electric lights during daytime "peak" hours
     3. Save on Air-Conditioning costs by reducing need to run Air-Conditioning to offset heat generated from Electric light fixtures or standard skylights
     4.   Save on maintenance costs associated with electric lights
     5. High light quality provides better illumination, color rendition and less shadows
     6.   Does not flicker or hum
     7. Receive certain Federal, State & Local Tax benefits & Utility incentives as a Green Energy product
     8. Operates when sun is low in the sky, a critical advantage over passive skylights

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

     The U.S. Department of Energy statistics show that 29% of energy use in commercial buildings is for lighting. This amount is 40% to 50% in schools. The DOE projects that electricity consumption between 2010 and 2030 will grow from
14.85 quadrillion BTUs to 20.30 quadrillion BTUs. This is expected to significantly increase electrical utility costs for retailers, schools. industrial, and commercial users.

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

PRODUCTS AND TECHNOLOGY

     Our Ciralight SunTrackers(TM) are classified as Active Advanced Skylights. Our products are an energy saving, cost saving, sustainable lighting solution for commercial and industrial buildings.

     Our SunTracker(TM) systems have successfully passed life cycle test wherein they were subjected to harsh weather conditions in an environmental chamber for a period equivalent to 30 years. The tests showed that our Ciralight SunTrackers(TM) have a 30 year life expectancy.

     In many cases users of our Ciralight SunTrackers(TM) are entitled to certain tax benefits and utility company incentives that are not available to passive skylights. This provides us with a competitive advantage. SunTrackers(TM) are completely solar powered and while they are powered by only a 5 watt solar panel, they provide the illumination of a 1,000 watt metal halide light fixture.

     Currently, our SunTrackers(TM) are offered in the size of 4ft x 4 ft (SunTracker(TM) 400) and 4ft x 8ft (SunTracker(TM) 800). The SunTracker(TM) 800 is popular for retrofitting existing passive skylights that are already in place at warehouses and commercial buildings. The SunTracker(TM) 800 was a finalist for the 2012 Innovation Lighting Product of the Year award, at the Light Fair 2012 Convention, as voted on by the Illuminating Engineering Society and Association of Lighting Designers. Property owners are able to replace their existing traditional less efficient skylights with our 4ft x 8ft SunTracker
800(TM) for minimal cost as a means to make their facilities more energy efficient and reduce their energy costs.

     We believe our Ciralight SunTracker(TM) product is superior in the following ways:

     * GPS Controller - Each SunTracker(TM) unit includes a fully self-contained solar powered Global Positioning System ("GPS") controller that tracks the position of the sun and insures maximum light throughout the daytime hours. The use of the GPS Controller and mirrors provide up to three times more light than the light from standard skylights and allows users to turn off their electrical lights for up to 10.5 hours a day.
     * Light Diffusion and Thermal Barrier - Each unit includes (i) two state-of-the-art diffuser lenses that transform the sunlight into high levels of evenly dispersed and diffused natural light, creating a clean, healthy, pleasant, abundant natural light that is easier on the eyes, and (ii) a dual panel thermal barrier that prevents the typical heat gain associated with electric lights and standard skylights from entering into the lighted space. This provides additional savings by reducing the need to run air-conditioning to off-set the heat caused by standard skylights and heat generating light fixtures.
     * Solar Powered - Each SunTracker(TM) is entirely solar powered. There is no electrical hookup required. The system is designed to store the solar energy created from the solar panel to run the SunTracker(TM) even if the sun is not out.
     * Mirror Array - Each unit contains either a dynamic single or triple mirror tracking array. The mirrors continuously track the sun across the sky even during winter's low sun angles and provide an abundant source of free lighting with no flickering or humming of electricity. The mirror array and GPS controller direct the sunlight through two special diffuser lenses, through the lightwell and into the building space.
     * Super-Impact Dome - Each SunTracker(TM) features a clear, thermally formed, high impact resistant acrylic or polycarbonate dome that provides superior strength and UV resistance and is easy to install.

     In addition, our SunTracker(TM) products provide natural illumination which is a key qualification when building to United States Green Building Council ("USGBC") standards and for receiving Leadership in Energy and Environmental Design ("LEED") certification.

     Ciralight SunTrackers(TM) are AAMA Certified which is the certification required for skylights. The stringent AAMA Certification Program procedures assure our customers that our products, when installed properly, meet the quality standards set by AAMA. Our Products are sold with the confidence of AAMA Certification.

     The AAMA Certification Program is the only program in the window and door industry that requires components used in the finished Skylight assembly pass their own set of performance tests. The certification process included confirming that the Ciralight SunTrackers are leak proof, air-tight, and will withstand inward pressure created by a storm, and outward pressure created by a blast. The program requires the use of independent AAMA-accredited labs so that tests are performed by qualified, experienced professionals using properly calibrated equipment. Each year AAMA makes two surprise inspections at our manufacturing plant to confirm that their standards are being maintained and quality assurance that translates to peace of mind.

     Ciralight SunTrackers(TM) are maintenance free, energy saving, powered by the sun and fully self-contained. Ciralight SunTrackers(TM) are sold with a ten year warranty.

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

     Our manufacturers include the following:

Manufacturer                       Component                      Location
------------                       ---------                      --------
Apex Plastics                      GPS Controller Case            Texas
Cal Quality Electronics            GPS Controller                 California
Continental Industries             Lightwells                     California
Continental Industries             Mirror Assembly                California
Empire Metal Products              Lightwells                     Arizona
Malcolite Corporation              Lenses                         California
Piedmont Plastics                  Dome Sheets                    California
Replex Plastics                    Domes                          Ohio
Roof Products                      Roof Curbs                     Tennessee
Solar Industries                   Dome Metal Frames              Arizona

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

     The market for advanced skylights is growing due to pressures on building owners, tenants, schools and government agencies to reduce energy consumption and save on utility costs. Our SunTrackers(TM)are a break-through energy saving product.

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

DEALER AGREEMENTS:

     Our dealer agreements are non-exclusive as no single dealer has been awarded the exclusive right to market and sell our products within any geographical area. Our dealer agreements typically have an initial term of three years with options to renew for additional one year periods, provided that the dealers have complied with the terms and conditions of their dealer agreements. Our dealers purchase our skylights at our Dealer Price Level and they are encouraged to sell our skylights at our suggested retail price. However, our dealers may sell our skylights at any price they wish. We require our dealers to make a 50% deposit at the time they place an order with the balance of 50% payable upon delivery F.O.B., our Corona warehouse. We may grant better payment terms to dealers who have good payment histories with us, in which case we may grant them Net 21 Day or Net 30 Day terms. Since we ship our skylights F.O.B., our Corona warehouse, our dealers or customers bear the cost of shipping and bear the risk of any loss or damage from shipping.

Currently, we have the following dealers:

     *    Abratique & Associates Philippines, Inc. (Philippines)
     *    A Greener New Jersey (United States)
     *    Adler Technology (United States)
     *    Aggadan Electric (United States)
     *    AIA Skylights (United States)
     *    Area Energy Limited (United Kingdom)
     *    Arizona Daylight (United States)
     *    ATEE Corp. (Mexico)
     *    Australian Sun Energy (Australia)
     *    BOSS ecoPower (Canada)
     *    BPL Carbon Free Solutions (United States)
     *    Centimark Roofing (United States)
     *    Chaparral Green Energy Solutions, LLC (United States)
     *    Concept RHE (Spain)
     *    Constuctora A&A S.A. de C.V. (El Salvador)
     *    Customized Roofing (United States)
     *    Desert Power Inc. (United States)
     *    Energy Efficient Building Systems (United States)
     *    Enolar Systems Marketing Pvt., Ltd. (India)
     *    Energy 21 USA LLC (United States)
     *    Global NES of Arizona (United States)
     *    Greencrest Energy Solutions (United States)
     *    Green Office Company (U.A.E.)
     *    Green Tech Design-Build, Inc.(United States)
     *    Green Tree Products (United States)
     *    Green World Services, Inc. (United States)
     *    GS Consulting Corp S.A. de C. V. (El Salvador)
     *    G2Power Technologies, LLC (Missouri)
     *    Hallman & Keele (United States)
     *    IMASTEC (Spain)
     *    Inline Electric (United States)
     *    JC Endeavors (United States)
     * Kemper & Associates, Inc., d/b/a Total Roofing & Reconstruction (United States)
     *    Lighting Audit Services (United States)
     *    Lumitec Astral SA (Puerto Rico)
     *    McBreaty Construction Corp (United States)
     *    McCracken Electric Inc. (Texas) Novagreen Technologies (United States)
     *    Olino Energy (Hawaii)
     *    One Stop Green (Texas)
     *    Pacific Daylighting (United States)
     *    Pratwell Electric Ltd (Jamaica)
     *    Progressive Roofing (United States)
     *    Samjung Tech, Inc. (South Korea)
     *    Sola Tech Consulting (United States)
     *    Superior Global Solar (United States)
     *    The Energy Solutions Group Worldwide, LLC (United States)
     *    Urban Green Solutions, Inc. (Puerto Rico)
     *    Vega Solar (United States)

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

Currently, we have the following distributors:

     *    Ciralight Europe (29 European Union Countries)
     *    Ciralight UK (England)
     *    RSB Construction LTD. (Turkey)
     *    ZEEV Shimon & Sons, Ltd. (Israel)
     *    Green Tree Technologies Asia (Singapore, Malaysia, Indonesia)
     *    Wako Denki (Japan)
     *    M.A.S.A. Trading Establishment (Saudi Arabia)

     In addition, we currently have interest from companies wishing to become Dealers or Distributors in Australia, Brazil, Canada, Chili, Germany, Greece, Italy, Poland and Romania. We are at various stages of discussions and negotiations with these companies and we have not yet reached any definitive terms with any one of these companies.

PRIVATE LABEL AGREEMENTS

     Ciralight has entered into a Private Label Agreement with two large companies. Both companies we have completed private label agreements with are multi-billion dollar companies and allow us to benefit from their vast distribution channels and resources.

Currently, we have the following private label agreements:

     *    Firestone Building Products
     *    Eaton Corporation

     Under the private label agreements, Firestone and Eaton will purchase our SunTracker (TM) products from Ciralight and then put their own brand label and name on the product and sell it as their own product. Both companies did extensive due diligence on our SunTrackers(TM) before agreeing to put their company names and reputations behind our product.

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

     Our skylights have recently been installed at:

     Three Google locations
     Toxco Factory
     Columbus Zoo
     A General Motors Car Dealership
     Two Canadian Colleges
     Five Whole Foods stores
     Five Giant Food Stores
     Three Toyota Facilities
     Two Joe Gibbs Racing Team facilities
     A BMW Factory in California
     Caterpillar Headquarters, Belgium
     YKK Factory in Turkey
     Three Hawker Centers in Singapore
     Two Colleges in Canada
     Lutron Facility in Pennsylvania
     Two Eaton Factories
     Amsterdam International Airport
     Tel Aviv International Airport
     Singapore International Airport
     Walgreens Store, Arizona
     Tarrier Foods, Ohio
     Ace Hardware Store, Ohio

     We are developing ongoing relationships with additional major retailers, big box stores and major corporations and governmental agencies.

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

     We currently have one European patent application pending before the European Patent Office (European Patent Application No. 07797814.6). We also have one Canadian patent application which was granted February 26, 2013 (Canadian Patent Application No. 2,667,258). On June 25, 2010, our Mexican patent application before the Mexican Institute of Industrial Property (Mexican Patent Application No. MX/a/2008/015119) was approved for our three mirror or more design. In addition, we have European and Mexican patent applications covering our one or more mirror systems and, therefore, cover both our SunTracker One(TM) and SunTracker Two(TM) products. We do not have any products that are not covered by our US Patent or Canadian Patent or our European and Mexican patent applications.

     Except for our U.S., Canada and Mexico patents and our patent applications pending in Europe and Mexico, we have no other patent rights.

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

     The only revenue recognized by Old Ciralight during the quarter ended March 31, 2009, resulted from sales orders for SunTracker products received in 2008 for inventory items that were in inventory at December 31, 2008 and shipped during January 2009. After January 27, 2009, no meaningful or material business activities occurred in Old Ciralight. For a few weeks thereafter, the Old Ciralight's staff was reduced to two people who were charged with sorting out the debts and winding down the business.

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

     Since we acquired the assets from Mr. Adams, we have worked diligently to improve our brand image and the reputation of our Company and have been very mindful of the potential impact that the defunct Ciralight, Inc. and Mr. Adams' foreclosing on its assets could have or has had on the Company. We have worked very hard to improve the SunTracker One(TM) and SunTracker Two(TM) products by making them more reliable, more functional and more acceptable to dealers, distributors and customers. We have developed excellent relationships with our suppliers and we reached out to the customers who bought skylights from Ciralight, Inc. (Old Ciralight) that may have malfunctioned and have replaced parts and components as necessary by allowing such customers to buy replacement parts and components at our cost. This program of reaching out to those customers has reaped rewards for the Company as we are now receiving new orders from some of Old Ciralight's customers. We do not believe the fact that Old Ciralight is defunct and has had its assets acquired by its creditors has had any material impact on us due to our proactive engagement with our suppliers, some of whom were creditors of Old Ciralight.

HOW TO CONTACT US

     The Company's principal executive offices are located at 670 E. Parkridge Ave., Ste. 112, Corona, CA 92879. Our telephone number is (877) 520-5005.

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

     Our manufacturers include the following:

Manufacturer                       Component                     Location
------------                       ---------                     --------
Apex Plastics                      GPS Controller Case           Texas
Cal Quality Electronics            GPS Controller                California
Continental Industries             Lightwells                    California
Continental Industries             Mirror Assembly               California
Empire Metal Products              Lightwells                    Arizona
Malcolite Corporation              Lenses                        California
Piedmont Plastics                  Dome Sheets                   California
Replex Plastics                    Domes                         Ohio
Roof Products                      Roof Curbs                    Tennessee
Solar Industries                   Dome Metal Frames             Arizona

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     The Company does business with one major customer. Major customers are defined as those customers whose annual revenue is greater to or equal to 10% of annual revenue. Net sales for the years ended December 31, 2012 and 2011 include sales to the following major customers, together with the receivables due from those customers:

                                      Sales
                                      -----
                                       Year Ended December 31,
                 Customer              2012              2011
                 --------              ----              ----
                 Customer A          $     --          $398,612
                 Customer B          $     --          $173,829
                 Customer C          $154,049          $     --

                           Accounts Receivable, as of
                           --------------------------
                                              December 31,
                Customer               2012               2011
                --------               ----               ----
                Customer A           $ 47,310          $ 57,873
                Customer B           $     --          $ 45,807
                Customer C           $     --          $     --

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

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the 2012 fiscal year. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review (see Item 9A, below for a discussion of our internal controls and procedures).

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

EMPLOYEES

     As of April 5, 2013, we had four full time employees, and two part time employees. We believe that our relations with our employees are good. Our employees are not represented by a union or covered by a collective bargaining agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

     The Company does not own any real estate. We are currently subleasing our office and warehouse facility at 670 E. Parkridge, Suite 112, Corona, California 92879 for $3,000 a month. The property is owned by one of our Directors, Frederick Feck. This is a written lease and runs month to month. The space consists of approximately 3,500 square feet. We occupied this warehouse facility from March 1, 2009, until September 30, 2009, on a rent free basis. Since October 1, 2009, we have occupied this warehouse facility under a verbal lease for $3,000 per month. Our board of directors believes this new rental arrangement is fair to the Company. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM. 3 LEGAL PROCEEDINGS.

     We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us.

     We are not currently defendants in any legal proceedings. .

ITEM 4. MINE SAFETY DISCLOSURES.

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

HOLDERS

     As of March 28, 2013, there were approximately 176 shareholders of record of the Company's Common Stock and one shareholder of record of the Company's Series A Preferred Stock.

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

     During the three month period ended September 30, 2012, a total of 400,000 shares of common stock and warrants were issued, at $.50 per share, from the sales of our stock and warrants through a Private Placement Offering. In addition, 18,182 shares of common stock were issued in exchange for the source code provided by one of the Company's engineers.

     During the three month period ended December 31, 2012, a total of 122,502 shares of common stock and warrants were issued for services rendered, at $.55 per share.

     In January 2013, 33,334 shares of common stock were issued to Directors Eisenberg, Katz, Brain and Adams each, for a total of 133,336 shares for services rendered during 2012, at $.55 per share. In addition, George Adams converted $67,322 of his line of credit at the rate of $.25/share for a total of 269,288 shares of common stock.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010, AND FOR THE PERIOD FROM FEBRUARY 26, 2009 (INCEPTION) TO DECEMBER 31, 2009, SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN PART IV, ITEM 15 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

     Every year, Ciralight Global promotes our SunTrackers(TM) at trade shows and conventions to potential new customers. In 2012 we exhibited at numerous conventions and energy shows including; The Equine Affaire in Tennessee (February 2012); Lightfair International in Las Vegas, NV (May 2012); BEX-Asia in Singapore (September 2012); and USGBC's Greenbuild 2012 in San Francisco, CA (November 2012).

     These trade shows give Ciralight the opportunity to meet decision makers in the sustainable and green building industry. As we continue exhibiting at these shows, it's evident that people are looking for new energy efficiency solutions and are enthusiastic about our SunTracker(TM) products.

     Throughout the year, Ciralight continued to grow our influential network of distributors and dealers who independently push the marketing and sales of our Ciralight SunTrackers(TM) around the world. We have over one hundred (100) Dealers worldwide, and the number continues to grow. Our approach is systematic and methodical, as we build the infrastructure necessary to achieve our significant long term growth and sales goals.

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

     Installations of Ciralight SunTrackers have been completed at Indonesian warehouses, Singapore Hawker Centers, at the Singapore International Airport and at one of the island's largest food companies. With the Green Mark certification, 2012 looks to be a prominent year for GreenTree Products Asia and Ciralight SunTrackers. Ciralight SunTrackers(TM) have also been installed throughout world by Whole Foods, Staples, Office Depot, Boeing, Google, Caterpillar, LG, IKEA, Walgreens, Ace Hardware, Eaton, Fresh & Easy, Frito Lay, Patagonia and more.

     We renamed our products as of January 1st, 2011. Our products are no longer referred to as SunTrackerOne, SunTrackerTwo, and SunTrackerThree. Instead, our 4'x4' SunTracker is now called the SunTracker 400 and our 4'x8' SunTracker is now called the SunTracker 800. When our smaller model for homes and classrooms is released, it will be called the SunTracker 200. These new model names are simple, intuitive, and reinforce the brand name and image.

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

     In April 2009, we acquired all of the above described assets from Mr. Adams, except for the United States and Canada patents and the patent applications pending in Europe and Mexico, in exchange for 3,200,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. In December 2009, we acquired the United States and Canada patents and the patent applications pending in Europe and Mexico from Mr. Adams in exchange for the issuance by us of an additional 400,000 shares of our common stock and a convertible promissory note in the amount of $250,000. The promissory note we issued to Mr. Adams is convertible into shares of our common stock at a conversion rate of one share per $.25 of outstanding principal and interest. As a result of this transaction, Mr. Adams is our largest shareholder and has voting control over us.

     As described in the above paragraphs, Ciralight, Inc. is a predecessor to Ciralight Global, Inc., since the major portion of the business and assets of Ciralight, Inc. were acquired by Ciralight Global, Inc. in a series of related successions in each of which the acquiring person or entity acquired the major portion of the business and assets of Ciralight, Inc.

     In order to provide working  capital,  Ciralight  Global,  Inc. sold common stock through a private placement that raised $1,300,000 with the sale of 5,200,000 shares at a price of $0.25 per share from April 30, 2009 to January 15, 2010. During the third and fourth quarters of 2010, the Company sold common stock through a private placement that raised $222,000 with the sale of 444,000 shares at a price of $0.50 per share. During 2011, the Company sold common stock through a private placement that raised $475,680 with the sale of 951,360 shares at a price of $0.50 per share. During the second and third quarters of 2012, the Company sold common stock through private placement that raised $100,000 with the sale of 181,818 shares at a price of $0.55 per share and raised $200,000 with the sale of 400,000 shares at a price of $0.50 per share, respectively.

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

     REVENUE RECOGNITION - Revenue on our skylights and parts are recognized when the units or parts ship to the customer, the amount is fixed and determined to be collectible, and no further obligation exists.

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

     The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more likely than not to be realized upon settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the years ended December 31, 2012 and 2011.

     The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. As of and for the years ended December 31, 2012 and 2011, there were no interest or penalties related to income taxes that have been accrued or recognized.

     INVENTORIES - Inventories, consisting primarily of finished skylight units and parts for sale, are recorded using the average cost method. Inventory acquired from the prior company was booked at the historical cost of the prior company.

     EARNINGS PER SHARE - Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the "if converted" method and dilutive potential common shares. Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

     STOCK-BASED COMPENSATION - The Company accounts for stock-based compensation under the provisions of FASB ASC 718, which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value and generally recognizes the costs in the financial statements over the employee's requisite service period. Stock-based compensation expense for all stock-based compensation awards granted was based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

     COMPREHENSIVE INCOME (LOSS) - FASB ASC Topic 220 establishes standards for reporting comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss), as defined, includes all changes in equity during the period from non-owner sources, such as foreign currency translation adjustments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In 2011, the FASB issued two ASUs which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders' equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us as of Q1 2012 and retrospective application will be required. These ASUs will change our financial statement presentation of comprehensive income but will not impact our net income, financial position, or cash flows.

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

     In 2012 the FASB issued ASU 2012-02, Intangibles--Goodwill and Other (Topic
350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU gives an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets other than goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This ASU has affected our tests for impairment of intangible assets.

     In 2012 the FASB issued ASU 2012-04, Technical Corrections and Improvements. This ASU makes certain incremental improvements to U.S. GAAP, including, among other revisions, conforming amendments that identify when the use of fair value should be linked to the definition of fair value in ASC 820. The majority of the amendments in ASU 2012-04 were effective upon issuance on October 1, 2012, for both public entities and nonpublic entities. For public entities, the more substantive amendments that are subject to transition guidance are effective for fiscal periods beginning after December 15, 2012. We do not expect adoption to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS OF THE COMPANY

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011

     SALES. Net sales decreased slightly (6%) from $1,111,343 in 2011 to $1,043,778 in 2012. This decrease in sales was due to an interruption in our product supply due to the transition by the company that manufacturers our GPS Controller which closed its factory near Houston, where they were making our product, to their factory in Phoenix. As a result of this transition, the company did not receive any new product from July 1, 2012 until August 30, 2012. Due to this interruption and concerns over production errors made by the manufacturer, in mid-September Ciralight terminated its relationship with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer came up to full production at the end of the fourth quarter and we were able to fill backorders that had accumulated. With the backorder of sales largely fulfilled in the fourth quarter our 2012 annual sales were almost level with 2011 annual sales.

     Sales and demand for our products again have been increasing. This is a result of our sales and marketing efforts, including greater visibility, customer outreach, customer acceptance, and demonstrated return on investment.

     COST OF SALES. Cost of sales increased 7% from $849,184 in 2011 to $908,398 in 2012. Cost of sales as a percentage of net sales increased from 76% in 2011 to 87% in 2012. The increase in our cost of sales is due to the production errors made by the manufacturer of our GPS Controllers, resulting in a recall of shipped product and necessary warranty replacements. Ciralight has terminated its relationship with this manufacturer and has a new supplier, which came fully on-line at the end of December 2012.

     Cost of sales also consists of the cost of our products with related shipping and warranty costs. The Company continues to monitor business operations in the ongoing effort to decrease its cost of sales. These include stricter controls over the movement of inventory to reduce losses, damage, and waste, making improvements to the products in order to reduce warranty work, implementing cost effective shipping options available through better pre-planning and scheduling, managing inventory levels by scheduling production to match demand forecasts, changing to more quality oriented suppliers, negotiating more favorable manufacturing agreements, and implementing cost reducing design changes.

     GROSS PROFIT. Gross profit decreased 48% from $262,159 in 2011 to $135,380 in 2012. Gross profit as a percentage of net sales decreased from 24% for 2011 to 13% in 2012. This decrease in gross profit was due to an interruption in our product supply due to the transition by the company that manufacturers our GPS Controller which closed its factory near Houston, where they were making our product, to their factory in Phoenix. Subsequent production errors made by the manufacturer caused Ciralight to terminate its relationship with the manufacturer in mid-September and move production of its GPS Controllers to a new supplier.

     OPERATING  EXPENSES.   Our  operating  expenses  consist  of  research  and
development expenses, selling and marketing expenses and general and administrative expenses. Operating expenses increased 4% from $1,162,541 in 2011 to $1,203,631 in 2012. Operating expenses as a percentage of net sales increased from 105% in 2011 to 115% in 2012.

     Research and development expenses increased 68% from $37,262 in 2011 to $62,559 in 2012. Research and development as a percentage of net sales decreased from 3% in 2011 to 6% in 2012. This increase was a result of the process needed to resolve the cause of product failure of the GPS Controllers, which cause was determined to be production errors made on the part of the then-manufacturer.

     Selling and marketing expenses decreased 25% from $240,547 in 2011 to $180,924 in 2012. Selling and marketing expense as a percentage of net sales decreased from 22% for 2011 to 17% for 2012.

     During 2011, our marketing efforts focused on exhibiting and presenting our patented product line and the introduction of the SunTracker Three(TM). In addition to our marketing strategy with architects and builders planning new construction with the emphasis on energy-efficient "Green" buildings, we have progressed towards introducing our SunTrackers(TM) for homes. In 2012, our marketing efforts were somewhat curtailed during the transition by the company that manufacturers our GPS Controller closing its factory near Houston, where they were making our product, to their factory in Phoenix, resulting in Ciralight not receiving any new product for sale from July 1, 2012 until August 30, 2012. This interruption and the subsequent concerns over production errors made by the manufacturer caused the Company to have an insufficient amount of product to market and sell.

     General and administrative expenses increased 9% from $884,732 in 2011 to $960,148 in 2012. General and administrative expenses as a percentage of net sales increased from 80% in 2011 to 92% in 2012. This increase was due to the addition of direct sales staff and compensation to the Board of Directors which increased from two members to six members.

     INCOME TAXES. Management has decided not to recognize the tax benefit for the years ended December 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011

     Net cash used in operating activities was $542,802 for 2012 and resulted primarily from a net loss of $1,104,813 partially offset by increases in other payables and decreases in prepayments, deposits, deferred revenue and notes receivable. Net cash used in operating activities was $644,845 for 2011 and resulted primarily from a net loss of $927,072 partially offset by increases in other payables and decreases in prepayments, deposits and notes receivable.

     Net cash flow used in investing activities was $26,581 for 2012, used primarily in the purchase of tooling for a component in the GPS Controller, and for software Source Code. Net cash flow used in investing activities was $4,262 for 2011, used primarily in the purchase of a computer system and tooling for the Pinion Gear component in the GPS Controller.

     Net cash provided by financing activities was $553,000 for 2012 and resulted primarily from the sale of common stock for $300,000 and net related-party advances of $263,000. Net cash provided by financing activities was $543,442 for 2011 and resulted primarily from the sale of common stock for $475,680 and related party advances of $100,000.

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

     The following table summarizes our contractual obligations as of December 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period

                                                     Less than
                                           Total      1 year      1-3 Years   3-5 Years  5 years +
                                           -----      ------      ---------   ---------  ---------
Contractual Obligations:
  Operating Leases                        $43,500     $43,500      $    --     $    --    $    --
  Commitments to Purchase Inventory        17,687      17,687           --          --         --
                                          -------     -------      -------     -------    -------

TOTALS:                                   $61,187     $61,187      $    --     $    --    $    --
                                          =======     =======      =======     =======    =======

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management evaluated our internal control over financial reporting and there have been no changes during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment, we have concluded that, as of December 31, 2012:

TIMELY RECONCILIATION OF ACCOUNTS

     During the December 31, 2012 and December 31, 2011 audits, our auditors proposed eight and eleven adjusting journal entries, respectively to the trial balance initially submitted to them by the Company. This large number of journal entries suggests that the Company's financial records are not properly reconciled at year end. It is a further indication that the Company's controls are not operating effectively to ensure that accounts are reconciled on a timely basis.

ACCOUNTING EXPERTISE

     During the 2012 interim review engagements, as well as the December 31 , 2012 audit, our auditors noted that the Company currently lacks the sufficient internal SEC filing and accounting expertise necessary to prepare financial statements that include the appropriate information and disclosures required by the SEC. The Company has utilized the services of outside accounting professionals during prior engagements, which provided some support related to these filings. However, during the December 31, 2012 audit, the Company did not utilize the services of outside professionals and the Company currently lacks sufficient internal financial reporting expertise.

ITEM 9B. OTHER INFORMATION.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our executive officers are elected by the board of directors and serve at the discretion of the board. All of the current directors serve until the next annual shareholders' meeting or until their successors have been duly elected and qualified. The following table sets forth certain information regarding our current directors and executive officers:

Name               Age                     Position               Director Since
----               ---                     --------               --------------
Terry S. Adams     52     Chairman of the Board and Director        April 2012

Jeffrey S. Brain   52     President, Chief Executive Officer,       April 2009
                          Chief Operating Officer, Treasurer
                          and Director

Larry Eisenberg    60     Director                                  April 2012

Frederick Feck     81     Corporate Secretary and Director          April 2009

Richard Katz       61     Director                                  April 2012

William "Smokey"   72     Director                                  May 2012
Robinson Jr.

     Certain biographical information of our directors and officers is set forth below.

TERRY SCOT ADAMS, CHAIRMAN OF THE BOARD

     Terry S. Adams is a Director and Executive Vice President of SA Recycling. Originally started by Terry's Father in 1973, as a small junk yard with a handful of employees, SA Recycling currently operates over 50 facilities in California, Arizona, Nevada and Mexico. The list of facilities includes two deep water ports and four automobile shredding plants. SA Recycling has approximately 1,500 employees and will process and recycle more than three million tons of steel this year, accounting for almost 10% of all scrap metal exported from the U.S. Mr. Adams has worked for SA Recycling for the past 30 years.

     Mr. Adams' many roles in the SA Recycling have included: shredder operator, design engineer, plant manager, regulatory compliance officer, and in his current capacity he is involved in acquisitions and strategic planning.

     Over the past thirty years Mr. Adams has developed an extensive background and expertise in the recycling, processing, shredding, and management of all types of metals and waste streams, including hazardous, reactive, and radioactive materials. In 1993, Mr. Adams helped form the first lithium recycling company and was the chief design engineer for the world's first lithium battery recycling plant located in Trail, British Columbia. That company, Toxco, Inc. has grown into one of the largest battery recyclers in the U.S. and is currently building a new Department of Energy sponsored facility at one of its plants in Ohio. When completed in 2012, this plant will be the first dedicated electric vehicle battery recycling operation in the U.S. Mr. Adams served as President of Toxco, Inc. from 1999 to 2011, and is currently Chairman of the Board of Toxco, Inc.

     Mr. Adams is also on the Board of Directors of the following non-profit organizations: Foundation Board Children's Hospital Orange County (CHOC), Executive Board member Orange County Council, Boy Scouts of America, and USC Viterbi (Engineering) Board of Councilors.

     Mr. Adams holds a Bachelor of Science in  Mechanical  Engineering  from USC
(1981) and a Masters in Business Administration from Cal State Fullerton (1985)

     Mr. Adams has been married to his wife Leslie for 25 years and has son and a daughter.

JEFFREY BRAIN, PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF OPERATING OFFICER AND DIRECTOR

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

LARRY EISENBERG, DIRECTOR

     Since March 2011, Larry Eisenberg is Principal of Sustainable Strategies Today. Sustainable Strategies Today helps clients across the nation implement sustainable design and renewable energy solutions, working as a strategic advisor and owner's representative.

     From August 2003 until March 2011, Mr. Eisenberg served as the Executive Director of Facilities Planning and Development for the Los Angeles Community College District, the largest community college district in the nation. Serving more than 36 cities in Los Angeles County and covering nearly 900 square miles, the nine colleges of the LACCD have been educating and training the region's diverse workforce since 1969.

     As the Executive Director, Mr. Eisenberg oversaw all planning, facilities development, maintenance and real estate activities at the District. Mr. Eisenberg directed the District's award -winning $6 billion Sustainable Building Program, one of the nation's largest "green" construction and renewable energy efforts. The program was established to modernize the LACCD's nine colleges, focusing on sustainability by embracing nationally recognized environmental standards and guidelines. By the time the construction and renewable energy efforts are complete, the District is expected to have 85 new buildings that meet the U.S. Green Building Council's LEED (Leadership in Energy and Environmental Design) standards with nearly 20 of them being certified as LEED Platinum. In addition, a significant share of the District's energy requirements will be met with renewable energy.

     Mr. Eisenberg has extensive experience with major construction projects and is an expert on sustainable building practices. He has published numerous articles  on a  variety  of  construction  -related  topics  and  on  innovative public/private partnerships in building projects. Mr. Eisenberg is a sought after speaker, regularly serving as a keynote speaker at meetings and conferences around the country on topics of sustainable design, renewable energy, and building construction practices.

     Mr. Eisenberg serves on the sustainability advisory committee for several national organizations, including the American College and University Presidents Climate Commitment, the Association for the Advancement of Sustainability in Higher Education, and the National Association of College and University Budget Officers. Mr. Eisenberg received a bachelor's degree in urban studies from the Massachusetts Institute of Technology and a master's degree in public affairs from the LBJ School of Public Affairs at the University of Texas at Austin. He was born and raised in California's San Fernando Valley and attended North Hollywood High School. Mr. Eisenberg is married and has one son.

FREDERICK FECK, CORPORATE SECRETARY AND DIRECTOR

     Mr. Feck is a Director of the Company and our Corporate Secretary. Mr. Feck has been in the real estate development and construction industry from 1960 until the present time. Mr. Feck developed the first true condominium with Fee Title to cubical air space in California. After the passage of the Medicare bill in late 1965, Mr. Feck entered the health care field syndicating and developing convalescent hospitals. Mr. Feck acted as a general partner in the syndication of a 204 bed convalescent hospital known as The Rio Hondo Convalescent Hospital in Montebello, California. In 1970, Mr. Feck co-founded Environmental Communities, Inc., to manufacture mobile and modular homes from a facility in Corona, California. Mr. Feck sold his interest in 1972 and moved to San Diego County. Mr. Feck formed Calco West, Inc. and was engaged in the development and construction of single family tract homes. Mr. Feck also formed Calco West Realty, Inc. in 1976, a general real estate operation with six offices and a Real Estate School in the North San Diego County area. The company was sold to its employees in 1981. Mr. Feck then formed Calco West Financial Corporation in 1981 for the management of commercial and residential real estate, primarily his own. Mr. Feck was also one of the original founders of the San Marcos National Bank in 1981 and served on its Board of Directors for a period of 14 years. Mr. Feck was born in Maine, attended the University of Maine for two years, moved to California in 1950 and attended Northrop Aeronautical Institute in Los Angeles from which he graduated in 1952 as an aeronautical engineer. He worked for Northrop Aircraft Company on the N-69 Guided Missile Program for two years before going into the service. Mr. Feck served as a pilot in the United States Air Force for five years. Mr. Feck is licensed in California as a general contractor and a real estate broker and also holds a commercial pilot's license.

RICHARD KATZ, DIRECTOR

     Since January 1997, Richard Katz has been the owner of a successful public policy and government relations firm based in Los Angeles, Richard Katz Consulting, Inc. ("RKC"). RKC offers a wide variety of services, including strategic advice, message development, negotiations/mediation and government relations strategies. RKC brings a vast knowledge of all levels of government and can guide clients through the maze of both bureaucratic and regulatory concerns. In addition, they can develop, direct and implement a communications strategy to specific stakeholders. Targeting interest groups and helping clients gain entry into organizations, stakeholders and corporations through their vast contacts and decades of relationships is their specialty.

     Mr. Katz was California's lead negotiator for the landmark Colorado River Agreement between the State of California, the Federal Government, four California Water Agencies, and the six Colorado River Basin States, furthering his expertise as a negotiator on issues of statewide significance. Mr. Katz had already played a pivotal role in renegotiating $30 Billion worth of California's

Energy contracts and developing California's Transportation Blueprint for the 21st Century, which the voters approved as Proposition III in 1990.

     Shortly after his election in June of 2005, Los Angeles Mayor Antonio Villaraigosa appointed Mr. Katz to serve with him on the Governing Board of the Metropolitan Transportation Authority. After the horrific Metrolink accident in 2008, the Mayor appointed Mr. Katz to the Metrolink Board, where he now serves as Chair.

     In January 2003, Governor Davis appointed Mr. Katz his Senior Advisor on Energy and Water issues. In 2001, Mr. Katz was appointed to the State Water Resources Control Board, confirmed by the Senate and served for six years, occupying the water quality seat.

     Mr. Katz was first elected to the California State Assembly in 1980 and served continuously for 16 years. As Democratic Leader in 1995, Mr. Katz led the Democratic Party back to majority status by winning 43 seats in the 1996 elections. California's term limits law prohibited Mr. Katz from seeking re-election.

     For 10 years, Mr. Katz served as Chair of the powerful Assembly Transportation Committee. Katz authored Proposition 111, a 10-year Transportation Blueprint passed by the voters. He created the Congestion Management Plan, requiring cities and counties to measure and mitigate impacts of land use decisions on their streets, highways and transit systems. Mr. Katz also spearheaded numerous investigations of governmental waste.

     In addition to serving as Chair of the Transportation Committee, Mr. Katz worked in policy areas including education, environment, criminal justice and consumer issues. Some of his accomplishments include laws he wrote dealing with prison reform, groundwater protection, computer education, a $100 million school bus replacement program, Mono Lake restoration and landmark water market legislation.

     Mr. Katz was Chair of Angelinos for Better Classrooms, which led the successful 1997 campaign to pass a $2.4 billion L.A. school bond. Mr. Katz currently serves on the Management Committee and Board of the Economic Alliance of the San Fernando Valley and the Boards of Heal the Bay, Valley Presbyterian Hospital, The Children's Community School, Project Grad and the West Coast Sports Medicine Foundation.

WILLIAM ("SMOKEY") ROBINSON JR., DIRECTOR

     Smokey Robinson has had a 50 year career in music.

     Once pronounced by Bob Dylan as America's "greatest living poet," acclaimed singer-songwriter Smokey Robinson's career spans over 4 decades of hits. He has received numerous awards including the Grammy Living Legend Award, NARAS
Lifetime Achievement Award, Honorary Doctorate (Howard University), Kennedy Center Honors and the National Medal of Arts Award from the President of the United States. He has also been inducted into the Rock `n' Roll Hall of Fame and the Songwriters' Hall of Fame.

     Born and raised in Detroit, Michigan, Robinson founded The Miracles while still in high school. The group was Berry Gordy's first vocal group, and it was at Robinson's suggestion that Gordy started the Motown Record dynasty. Their single of Robinson's "Shop Around" became Motown's first #1 hit on the R&B singles chart. In the years following, Robinson continued to pen hits for the group including "You've Really Got a Hold on Me," "Ooo Baby Baby," "The Tracks of My Tears," "Going to a Go-Go," "More Love," "Tears of a Clown" (co-written with Stevie Wonder), and "I Second That Emotion."

     The Miracles dominated the R&B scene throughout the 1960's and early 70's and Robinson became Vice President of Motown Records serving as in-house producer, talent scout and songwriter.

     In addition to writing hits for the Miracles, Robinson wrote and produced hits for other Motown greats including The Temptations, Mary Wells, Brenda Holloway, Marvin Gaye and others. "The Way You Do the Things You Do," "My Girl,"

"Get Ready," "You Beat Me to the Punch," "Don't Mess with Bill," "Ain't That Peculiar," and "My Guy" are just a few of his songwriting triumphs during those years.

     John Lennon of The Beatles made countless remarks regarding Robinson's influence on his music. The Beatles had recorded Robinson and The Miracles' "You've Really Got A Hold On Me" in 1963 and in 1982 another popular British group, The Rolling Stones covered the Robinson and the Miracles' hit "Going To A Go-Go."

     He later turned to a solo career where he continued his tradition of hit making with "Just to See Her," "Quiet Storm," "Cruisin'," and "Being with You," among others.

     He remained Vice President of Motown records until the sale of the company, shaping the label's success with friend and mentor Berry Gordy. Following his tenure at Motown, he continued his impressive touring career and released several successful solo albums.

     During the course of his 50-year career in music, Robinson has accumulated more than 4,000 songs to his credit and continues to thrill sold-out audiences around the world with his high tenor voice, impeccable timing, and profound sense of lyric. Never resting on his laurels, Smokey Robinson remains a beloved icon in our musical heritage.

COMMITTEES OF THE BOARD OF DIRECTORS

     We do not currently have an audit committee or a compensation committee.

COMPENSATION OF DIRECTORS

     Our directors receive compensation in the form of common stock and stock options.

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

OTHER SIGNIFICANT EMPLOYEES

     No other significant employees exist.

FAMILY RELATIONSHIPS

     No family relationship exists between or among any of our officers and directors. However, one of our Directors, Terry S. Adams, is the son of George Adams, Sr., our largest shareholder, and another one of our Directors, Frederick Feck, is the brother-in-law of George Adams, Sr.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Except as described below, during the past ten years, no present director, executive officer or person nominated to become a director or an executive officer of Ciralight:

     (1) had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     (3)  was  subject  to any  order,  judgment  or  decree,  not  subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

          (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
          (ii) engaging in any type of business practice; or
          (iii)engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

     (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph
          (3) (i), above, or to be associated with persons engaged in any such activity; or
     (5) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated;
     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
     (7) was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to any alleged violation of:

          (i.) Any Federal or State securities or commodities law or regulation;
               or
          (ii.)Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
          (iii.) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

     (8) was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), and registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CODE OF BUSINESS CONDUCT AND ETHICS

     On December 14, 2009, we adopted a Code of Business Conduct and Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. Our Code of Business Conduct and Ethics was designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on our website at http://www.ciralightglobal.com. Our Code of Business Conduct and Ethics will be provided free of charge by us to interested parties upon request. Requests should be made in writing and directed to the Ciralight at the following address: 670 E. Parkridge, Suite 112, Corona, California 92879

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate compensation paid by the Company to our executive officers and directors of the Company for services rendered during the periods indicated. Jeffrey Bain was appointed President and Chief Executive Officer on March 19, 2010.

                           SUMMARY COMPENSATION TABLE

 Name and
 Principal                                       Stock           Option          All Other
 Position       Year    Salary($)   Bonus($)    Awards($)    Awards($)(1)(2)   Compensation($)   Totals($)
 --------       ----    ---------   --------    ---------    ---------------   ---------------   ---------
Terry S.        2012         0         0        16,667(3)        11,285(3)            0             27,952
Adams,          2011         0         0             0                0               0                  0
Chairman        2010         0         0             0                0               0                  0
Director

Jeffrey S.      2012   144,000       500(3)     16,667(3)        22,487          27,926(4)         211,580
Brain,          2011   144,000         0         4,125(5)        34,597          31,560(6)         214,282
CEO             2010   139,000         0             0           56,348          41,634(7)         236,982
Director

Frederick Feck, 2012         0         0         16,667(3)       22,487(3)        36,000(8)         75,154
Corporate       2011         0         0              0          34,597           36,000(8)         70,597
Secretary,      2010         0         0              0          32,199           36,000(8)         68,109
Director

Larry           2012         0         0         16,667(3)       11,285(3)             0            27,952
Eisenberg,      2011         0         0              0               0                0                 0
Director        2010         0         0              0               0                0                 0

Richard         2012         0         0         16,667(3)       11,285(3)             0            27,952
Katz,           2011         0         0              0               0                0                 0
Director        2010         0         0              0               0                0                 0

William         2012         0         0         33,334(3)(9)    11,285(3)             0            44,619
(Smokey)        2011         0         0              0               0                0                 0
Robinson Jr.,   2010         0         0              0               0                0                 0
Director

----------
(1) The amounts listed in this column for 2010 reflect the fair value of certain stock options granted to Messrs. Brain and Feck during 2010. On December 30, 2010, the Company's Board of Directors approved and adopted the Company's 2010 Employee and Consultant Stock Incentive Plan ("Plan") and reserved a total of 800,000 shares of common stock for issuance pursuant to the Plan. On December 30, 2010, the Board of Directors granted a total of 605,000 options at an exercise price of $.425 per share, exercisable over five years from the date of grant. 275,000 stock options were granted to the Company's President, Jeffrey Brain, for achieving certain milestones and for serving on the Board of Directors. 100,000 stock options were granted to Frederick Feck, a Director of the Company, for serving on the Board of Directors in 2010. The fair values were determined in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments (FASB ASC 718).
(2) The amounts listed in this column for 2011 reflect the fair value of certain stock options granted to Messrs. Brain and Feck in January 2012, for services rendered during 2011. In January 2012, the Company's Board of Directors approved and adopted the Company's 2012 Employee and Consultant Stock Incentive Plan ("Plan") and reserved a total of 621,500 shares of common stock for issuance pursuant to the Plan. In January 2012, the Board of Directors granted a total of 200,000 options to members of our Board of Directors at an exercise price of $.4675 per share, exercisable over five years from the date of grant. 100,000 stock options were granted to the Jeffrey S. Brain and 100,000 stock options were granted to Frederick Feck for serving on the Board of Directors in 2011. The fair values were determined in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments (FASB ASC 718).
(3) During 2012 the Directors of the Board received compensation in the form of common stock and stock options for their service. The common stock and stock options commenced on May 1, 2012 for all the Directors including Terry Adams, Jeff Brain, Fred Feck, Larry Eisenberg, Richard Katz, and William Robinson Jr. The Director receives 4,167 shares per month. Based on the stock value this is $2,292 per month. Plus each Director receives 4,167 stock options with the right to buy the stock at $.4675 per share good for 5 years. Jeff Brain and Fred Feck received options for the period of January 1, 2012 through April 30, 2012. During this period they were the only Board Members. Vacancies on the Board were filled as of May 1, 2012. The fair values were determined in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments (FASB ASC 718).
(4) Includes (i) $17,818 in health and dental insurance premiums paid by the Company for Mr. Brain and his dependents; (ii) $9,108 as an automobile allowance from the Company; and (iii) $1,000 is royalty payments assigned to Mr. Brain by our majority shareholder, George Adams, Sr. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
(5) In January 2012, the Board of Directors granted 7,500 shares of restricted common stock to Mr. Brain for services rendered in 2011 as our Chief Executive Officer. The fair value of these shares was determined to be $4,125 in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments (FASB ASC 718).
(6) Includes (i) $20,542 in health and dental insurance premiums paid by the Company for Mr. Brain and his dependents; (ii) $9,108 as an automobile allowance from the Company; and (iii) $5,000 is royalty payments assigned to Mr. Brain by our majority shareholder, George Adams, Sr., less $3,000 of such royalty payments assigned by Mr. Brain to Jacqui Matsumoto, one of our employees. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
(7) Includes (i) $14,256 in health insurance benefits paid by the Company for Mr. Brain and his dependents; (ii) $1,518 as an automobile allowance from the Company; and (iii) $25,860 is royalty payments assigned to Mr. Brain by our majority shareholder, George Adams, Sr. See CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

(8) Represents rental payments to Mr. Feck in the amount of $3,000 per month for the lease of our Corona, California warehouse facility from January 1, 2010 through December 31, 2012, on a verbal month to month lease.
(9) William Robinson Jr. also known as Smokey Robinson received common stock as compensation for his marketing and promotion work on behalf of the company. Mr. Robinson received 4,167 shares of common stock per month for his services. This is estimated based on the stock value to be worth $2,292 per month. The fair values were determined in accordance with Financial Accounting Standards Codification Topic 718, Share-Based Payments (FASB ASC
     718).

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

     We have six members on our board of directors and do not currently have a compensation committee. We intend to form and constitute a compensation committee of our board of directors now that the Board has been expanded to six members.

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

     Our board of directors has not set any performance objectives or benchmarks for 2012, as it intends for those objectives and benchmarks to be determined by the compensation committee once it is constituted and then approved by the board. However, we anticipate that compensation benefits will include competitive salaries, bonuses (cash and equity based), health insurance and stock option plans.

     When constituted, our compensation committee will meet at least quarterly to assess the cost and effectiveness of each executive benefit and the performance of our executive officers in light of our revenues, expenses and profits.

SHARE-BASED COMPENSATION PLAN

     On January 1, 2012, the Company's Board of Directors approved and adopted the Company's 2012 Employee and Consultant Stock Incentive Plan ("Plan") and reserved a total of 621,500 shares of common stock for issuance pursuant to the Plan. The purpose of this Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses.

                                PLAN INFORMATION

                                                                                                     Number of Securities
                                Number of Securities to be                                         Remaining Available for
                                 Issued Upon Exercise of         Weighted-Average Exercise         Future Issuance Under
                                   Outstanding Options,        Price of Outstanding Options,     Equity Compensation Plans
                                   Warrants and Rights             Warrants and Rights              (excluding column (a))
   Plan Category                           (a)                             (b)                              (c)
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                   --                              --                               --
Approved by Security
Holders

Equity Compensation Plans Not        1,419,568                         $0.4659                               --
Approved by Security Holders

     Total                           1,419,568                       $ 0.4659                                --

     Stock options exercisable into an aggregate of 1,419,568 shares of the Company's common stock were outstanding on March 28, 2013, of which 1,419,568 were vested as of March 28, 2013. Stock options exercisable into an aggregate of 440,668 shares of the Company's common stock were granted and vested during fiscal year 2012 for services performed during the 2012 fiscal year. The Black-Scholes option-pricing model was used to estimate the option fair values, in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Since the Company's stock does not have an extended history of stock prices or volatility, expected volatility and average contractual life variables were estimated utilizing a weighted average of comparable published volatilities and contractual lives based on industry comparables. Expected pre-vesting forfeitures were estimated based on expected employee turnover. The fair value of options granted during the year ended December 31, 2012, was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.1% and 71.0%, a risk-free interest rate of 0.89% and a remaining contractual life of between 1.0 and 5.0 years. The fair value of options granted during the year ended December 31, 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.1% and 74.4%, a risk-free interest rate of 0.89% and a remaining contractual life of between 1.0 and 5.0 years.

AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

     There have been no exercises of stock options or SARs by our directors or executive officers.

LONG-TERM INCENTIVE PLAN AWARDS

     There have been no long-term incentive plan awards made by the company.

REPRICING OPTIONS

     We have not re-priced any stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following tables set forth the ownership of our common stock and preferred stock by (a) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock and preferred stock; and (b) by all of named officers and our directors and by all of our named executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares and are beneficial owners of the shares indicated in the tables, except as otherwise noted by footnote.

     The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the U.S. Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

(a) Security ownership of certain beneficial owners:

                     Name and Address of        Amount and Nature of    Percent
Title of Class       Beneficial Owner           Beneficial Ownership    of Class
--------------       ----------------           --------------------    --------
Common Stock      George Adams, Sr.                 4,823,224(1)        30.98%
                  3200 E. Frontera Street
                  Anaheim, California 92806

Common Stock      Jeffrey S. Brain                  1,376,663(2)         8.90%
                  670 E. Parkridge, Suite 112
                  Corona, California 92879

Common Stock      Frederick Feck                      920,002(3)         5.95%
                  670 E. Parkridge, Suite 112
                  Corona, California 92879

----------
(1) In addition to the 4,823,224 shares owned of record and beneficially by Mr. Adams, Mr. Adams owns 1,000,000 shares of Series A Preferred Stock. The combination of common stock and the voting rights for the Series A Preferred Stock result in Mr. Adams having the right to cast 51% of all votes in the election of our directors and on any acquisition or merger transaction in which we may become involved in the future.
(2) These shares are registered in the name of Bayport Holding Company, LLC, Jeffrey S. Brain's 100% owned, personal holding company. Mr. Brain is the indirect beneficial owner of, and has sole dispositive and voting power over, these shares. Of these shares, 934,955 of these shares represent common stock issued and options to purchase 441,668 shares of common stock that are exercisable within the next 60 days.

(3) Includes options to purchase 266,668 shares of common stock that are exercisable within the next 60 days.

                     Name and Address of        Amount and Nature of    Percent
Title of Class       Beneficial Owner           Beneficial Ownership    of Class
--------------       ----------------           --------------------    --------
Series A             George Adams, Sr.             5,000,000 (1)        100.00%
Preferred Stock      3200 E. Frontera Street
                     Anaheim, California 92806

----------
(1) In addition to the 1,000,000 shares of Series A Preferred Stock owned of record and beneficially by Mr. Adams, Mr. Adams owns 4,823,224 shares of common stock. The combination of common stock and the voting rights for the Series A Preferred Stock result in Mr. Adams having the right to cast 51% of all votes in the election of our directors and on any acquisition or merger transaction in which we may become involved in the future.

(b) Security ownership of management:

                     Name and Address of                                Percent
Title of Class       Beneficial Owner           Beneficial Ownership    of Class
--------------       ----------------           --------------------    --------
Common Stock         Jeffrey S. Brain              1,376,663(1)           8.90%
Common Stock         Frederick Feck                  920,002(2)           5.95%
Common Stock         Terry Adams                     580,700(3)           3.75%
Common Stock         Larry Eisenberg                  66,668(4)            .43%
Common Stock         Richard Katz                     66,668(5)            .43%
Common Stock         William Robinson Jr.            137,002(6)            .89%
Common Stock         All officers and directors    3,231,703             20.96%
                     as a group (6 persons)

----------
(1) Includes 934,745 shares registered in the name of Bayport Holding Company, LLC, Jeffrey S. Brain's 100% owned, personal holding company. Mr. Brain is the indirect beneficial owner of, and has sole dispositive and voting power over, these shares, plus 250 shares in the name of Jeffrey S. Brain. Of these shares, 934,995 shares represent common stock issued or purchased and options to purchase 441,668 shares of common stock that are exercisable within the next 60 days.
(2) Includes 593,334 shares of common stock plus options to purchase 266,668 shares of common stock that are exercisable within the next 60 days.
(3) Includes 447,366 shares of common Stock and options to purchase 233,334 shares of common stock that are exercisable within the next 60 days. In addition Terry Adams has a note that is convertible to stock if the principle balance is not paid. The balance as of April 9, 2013, is $275,000 and the note is convertible at $.10 per share.
(4) Includes 33,334 shares of common Stock and options to purchase 33,334 shares of common stock that are exercisable within the next 60 days.
(5) Includes 33,334 shares of common Stock and options to purchase 33,334 shares of common stock that are exercisable within the next 60 days.
(6) Includes 97,668 shares of common Stock and options to purchase 33,334 shares of common stock that are exercisable within the next 60 days.

(c) Changes in control:

     We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

SECTION 16(A) COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based on its review of the copies of such form filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2012, and up through the quarterly period ending March 31, 2013, all the officers, directors and more than 10% beneficial owners have filed all reports required under the above described filing requirements, except for Directors Adams, Katz, Eisenberg and Robinson due to an administrative oversight.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     HJ Associates and Consultants, LLP was the Company's independent auditor for the fiscal years ended December 31, 2011 and December 31, 2012.

     AUDIT FEES. During the fiscal year ended December 31, 2012, the aggregate fees billed by the Company's auditors for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2012, was $50,000. During the fiscal year ended December 31, 2011, the aggregate fees billed by the Company's auditors for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q and for services provided in connection with the statutory and regulatory filings or engagements for 2011, was $50,000.

     AUDIT-RELATED FEES. During the fiscal year ended December 31, 2012, the aggregate fees billed by the Company's auditors for audit-related services was $0. During the fiscal year ended December 31, 2011, the aggregate fees billed by the Company's auditors for services related to amendments to our Form S-1 registration statement reviews was $6,470.

     TAX FEES. Our auditors provided tax preparation services of $1,580 and $1,260 during the fiscal years ended December 31, 2012, and 2011, respectively.

     ALL OTHER FEES. No other fees were billed to the Company by our auditors during the fiscal years ended December 31, 2012, and 2011.

     PRE-APPROVAL POLICIES AND PROCEDURES. The Board of Directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. The Board has no established policy regarding pre-approval of any audit or permissible non-audit services provided by the independent auditor.

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

(b) See Exhibit Index below for exhibits required by Item 601 of Regulation S-K

                                  EXHIBIT INDEX

List of Exhibits attached or incorporated by reference pursuant to Item 601 of Regulation S-K

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

                                          Ciralight Global, Inc.


Dated: April 16, 2013                     /s/ Jeffrey S. Brain
                                          --------------------------------------
                                          By:  Jeffrey S. Brain
                                          Its: President and Chief Executive
                                               Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: April 16, 2013                     /s/  Jeffrey S. Brain
                                          --------------------------------------
                                          By:  Jeffrey S. Brain
                                          Its: President, Chief Executive
                                               Officer and Director
                                               (Principal Executive Officer)
                                               (Principal Financial Officer)
                                               (Principal Accounting Officer)


Dated: April 16, 2013                     /s/ Terry S. Adams
                                          --------------------------------------
                                          By: Terry S. Adams
                                          Its:Chairman of the Board and Director


Dated: April 16, 2013                     /s/ Frederick Feck
                                          --------------------------------------
                                          By:  Frederick Feck
                                          Its: Corporate Secretary and Director


Dated: April 16, 2013                     /s/ Larry Eisenberg
                                          --------------------------------------
                                          By:  Larry Eisenberg
                                          Its: Director


Dated: April 16, 2013                     /s/ Richard Katz
                                          --------------------------------------
                                          By:  Richard Katz
                                          Its: Director


Dated: April 16, 2013                     /s/ William Robinson, Jr.
                                          --------------------------------------
                                          By:  William Robinson, Jr.
                                          Its: Director

                             CIRALIGHT GLOBAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                    F-2

Balance Sheets as of December 31, 2012 and 2011                            F-3

Statements of Operations for the years ended December 31, 2012 and
 December 31, 2011                                                         F-4

Statement of Changes in Stockholder's Equity (Deficit) for the years
 ended December 31, 2012 and December 31, 2011                             F-5

Statements of Cash Flows for the years ended December 31, 2012 and
 December 31, 2011                                                         F-6

Notes to Financial Statements                                              F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ciralight Global, Inc.
Corona, California

We have audited the accompanying balance sheets of Ciralight Global, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ciralight Global, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ HJ Associates & Consultants, LLP
----------------------------------------------
HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 16, 2013

                              CIRALIGHT GLOBAL, INC
                                 BALANCE SHEETS

                                                                                  December 31,           December 31,
                                                                                      2012                   2011
                                                                                  ------------           ------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                            $     81,060           $     97,443
  Restricted Cash                                                                        7,636                  7,600
  Accounts receivable, net of allowance of $23,425 and $0, respectively                244,325                175,235
  Inventory                                                                            128,543                197,619
  Prepaid expenses and other current assets                                             30,590                 16,090
                                                                                  ------------           ------------
      TOTAL CURRENT ASSETS                                                             492,154                493,987
                                                                                  ------------           ------------
Property and equipment, net                                                              8,748                  6,928
Intangible assets, net                                                                  67,426                 27,198
                                                                                  ------------           ------------

      TOTAL ASSETS                                                                $    568,328           $    528,113
                                                                                  ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                                $    235,586           $    128,764
  Advances payable - related party                                                     563,000                300,000
  Accrued Expenses - related party                                                      30,877                151,813
  Deferred Revenue                                                                      94,278                 30,932
  Other payables                                                                       230,290                 18,426
                                                                                  ------------           ------------
      TOTAL CURRENT LIABILITIES                                                      1,154,031                629,935
                                                                                  ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding                 1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   15,066,569 and 14,322,567 shares issued and outstanding, respectively                15,066                 14,322
  Additional paid-in capital                                                         3,284,821              2,664,633
  Accumulated deficit                                                               (3,886,590)            (2,781,777)
                                                                                  ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (585,703)              (101,822)
                                                                                  ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $    568,328           $    528,113
                                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF OPERATIONS

                                                      For the Twelve Months Ended
                                                              December 31,
                                                      2012                   2011
                                                  ------------           ------------
SALES                                             $  1,043,778           $  1,111,343
Cost of goods sold                                     908,398                849,184
                                                  ------------           ------------
GROSS PROFIT                                           135,380                262,159
                                                  ------------           ------------
OPERATING EXPENSES
  Research and development expenses                     62,559                 37,262
  Selling and marketing expenses                       180,924                240,547
  General and administrative expenses                  960,148                884,732
                                                  ------------           ------------
TOTAL OPERATING EXPENSES                             1,203,631              1,162,541
                                                  ------------           ------------
Loss from operations                                (1,068,251)              (900,382)
                                                  ------------           ------------
OTHER INCOME & expense
  Other income                                              --                 17,647
  Interest expense, net                                (36,562)               (44,337)
                                                  ------------           ------------
TOTAL OTHER INCOME & expense                           (36,562)               (26,690)
                                                  ------------           ------------

NET LOSS                                          $ (1,104,813)          $   (927,072)
                                                  ============           ============

BASIC LOSS PER SHARE                              $      (0.08)          $      (0.07)
                                                  ============           ============
WEIGHTED AVERAGE SHARES
 USED IN PER SHARE CALCULATION                      14,580,027             13,947,917
                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                                            Preferred Stock          Common Stock
                                            ---------------        ----------------    Additional
                                                        Par                     Par      Paid in    Accumulated      Total
                                            Shares     Value       Shares      Value     Capital      Deficit        Equity
                                            ------     -----       ------      -----     -------      -------        ------
BALANCE DECEMBER 31, 2010                 1,000,000     1,000    13,289,207    13,289   2,132,173    (1,854,705)      291,757

Common Stock Issued For Private
 Placement at $0.50                              --        --       951,360       951     474,729            --       475,680

Common Stock Issued For Services
 at $0.50                                        --        --        80,000        80      39,920            --        40,000

Common Stock Issued From Exercise
 of Stock Options at $0.75                       --        --         2,000         2       1,498            --         1,500

Stock Offering Costs                             --        --            --        --      (1,300)           --        (1,300)

Stock Options Issued For Services                --        --            --        --       9,611            --         9,611

Stock Options Issued For Financing Costs         --        --            --        --      34,440            --        34,440

Commissions on Sales of Common Stock             --        --            --        --     (32,438)           --       (32,438)

Rent Donation by Related Party                   --        --            --        --       6,000            --         6,000

Net Loss                                         --        --            --        --          --      (927,072)     (927,072)
                                          ---------   -------    ----------   -------  ----------   -----------   -----------
BALANCE DECEMBER 31, 2011                 1,000,000     1,000    14,322,567    14,322   2,664,633    (2,781,777)     (101,822)

Common Stock issued for Private
 Placement at $0.55                              --        --       181,818       182      99,818            --       100,000

Common Stock issued to acquire
 Assets at $0.55                                 --        --        18,182        18       9,982            --        10,000

Common Stock issued for Private
 Placement at $0.50                              --        --       400,000       400     199,600            --       200,000

Common Stock issued for Services
 at $0.55                                        --        --       144,002       144      79,057            --        79,201

Stock Options Issued for Services                --        --            --        --     216,329            --       216,329

Stock Options Issued to acquire
 Assets                                          --        --            --        --      12,422            --        12,422

Stock Options Issued For Financing
 Costs                                           --        --            --        --      11,480            --        11,480

Rent Donation by Related Party                   --        --            --        --       1,500            --         1,500

Stock Offering Costs                             --        --            --        --     (10,000)           --       (10,000)

Net Loss                                         --        --            --        --          --    (1,104,813)   (1,104,813)
                                          ---------   -------    ----------   -------  ----------   -----------   -----------

BALANCE DECEMBER 31, 2012                 1,000,000   $ 1,000    15,066,569   $15,066  $3,284,821   $(3,886,590)  $  (585,703)
                                          =========   =======    ==========   =======  ==========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                              CIRALIGHT GLOBAL, INC
                            STATEMENTS OF CASH FLOWS

                                                                              For the Twelve Months Ended
                                                                                      December 31,
                                                                              2012                   2011
                                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                $ (1,104,813)          $   (927,072)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Common stock issued for compensation and services                         145,316                 40,000
     Options issued for services                                                    --                  9,611
     Options issued for financing costs                                         11,480                 34,440
     Depreciation and amortization                                               6,955                  9,021
     Contribution of rent from a related party                                   1,500                  6,000
     Bad debt expense                                                           23,425                 25,896
     Gain on Extinguish of Debt                                                     --                (17,647)
  Changes in operating assets and liabilities
     (Increase) decrease in Restricted Cash                                        (36)                (7,600)
     (Increase) decrease in Deferred Revenue                                    63,347                 30,932
     (Increase) decrease in Inventory                                           69,076                 30,487
     (Increase) decrease in Accounts Receivable                                (92,515)               (52,344)
     (Increase) decrease in prepayments and deposits                           (12,875)                37,715
     (Increase) decrease in notes receivable - employee advances                (1,625)                    --
     (Increase) decrease in notes receivable - related party                        --                 35,244
     Increase (decrease) in accounts payable                                   106,823                (42,042)
     Increase (decrease) in other payables                                     241,140                142,514
                                                                          ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                              (542,802)              (644,845)
                                                                          ------------           ------------
CASH FLOW USED IN INVESTING ACTIVITIES
  Tooling / Equipment                                                           (4,871)                (4,262)
  Patent development costs                                                     (21,710)                    --
                                                                          ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                               (26,581)                (4,262)
                                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash from sale of common stock                                               300,000                475,680
  Cash from sale of Options                                                         --                  1,500
  Commission of common stock sales                                             (10,000)               (32,438)
  Proceeds from related party notes payable                                    313,000                100,000
  Payments towards related party note payable                                  (50,000)                    --
  Stock offering costs                                                              --                 (1,300)
                                                                          ------------           ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                           553,000                543,442
                                                                          ------------           ------------
Net (decrease) increase in cash                                                (16,383)              (105,665)
Cash, beginning of period                                                       97,443                203,108
                                                                          ------------           ------------

CASH, END OF PERIOD                                                       $     81,060           $     97,443
                                                                          ============           ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                           $         --           $         --
                                                                          ============           ============
  Income taxes paid                                                       $         --           $         --
                                                                          ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for accrued liabilities                             $    150,213           $         --
                                                                          ============           ============
  Debt and liabilities settled with common stock                          $     22,422           $         --
                                                                          ============           ============
  Exchange of Note Receivable for Legal Fees                              $         --           $     40,210
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

Ciralight, Inc., the company whose assets were foreclosed on by Mr. Adams, was also in the business of designing, developing, and distributing proprietary advanced day lighting systems for traditional non-residential markets that benefit from natural lighting. Ciralight, Inc. ceased operations on March 14, 2009, following the foreclosure by Mr. Adams. Since the acquisition of the assets was through a foreclosure, the former company and its officers remain liable for the Ciralight Inc.'s debts and the Company has no financial responsibility for those debts. None of the employees or management of Ciralight Inc. are involved in the Company. The business operations of our Company are located in Corona, California and the Company operates with four employees, the Chief Executive Officer, the Chief Financial Officer / Chief Operations Officer, a warehouse manager and an executive assistant.

In April 2009, we acquired all of the above described assets from Mr. Adams, except for the U.S. patent, the patent application pending in Canada (which was granted subsequent February 26, 2013), and the patent applications pending in Europe, Mexico and the United States, in exchange for 3,200,000 shares of our common stock and 1,000,000 shares of our Series A Preferred Stock. On December 15, 2009, we acquired the U.S. patent and patent applications pending in Canada (granted February 26, 2013), Europe, Mexico and the United States from Mr. Adams in exchange for the issuance by us of an additional 400,000 shares of our common stock and a convertible promissory note in the amount of $250,000. The note is convertible into shares of our common stock at a conversion rate of one share per $.25 of outstanding principal and interest. As a result of this transaction, Mr. Adams is our largest shareholder.

We currently own United States Letters Patent No. 7,430,077 for "Solar Tracking Reflector System for Structure Lighting," which issued on September 30, 2008, and which we acquired in December 2009. This patent covers our three mirror system that is included in our SunTracker One product and expires on May 25, 2027. We also own United States Patent Application No. 12/323,935 for "Solar Tracking Reflector System for Structure Lighting," which was filed on November 26, 2008, and acquired by us in December 2009. Our U.S. patent application covers our "one or more" mirror system and, therefore covers both our SunTracker One(TM) product (which has three mirrors) and our SunTracker Two(TM) product (which has one mirror). On June 14, 2010, the United States Patent and Trademark Office allowed our U.S. Patent Application by issuing a Notice of Allowance and Notice of Allowability. Our application has entered the issue process and should issue in due course.

We currently have one European patent application pending before the European Patent Office (European Patent Application No. 07797814.6). The European Patent Office has approved the patent for issuance and Ciralight Global is in the process of validating the European Patent in the desired European Countries. On March 8, 2013 our Canadian patent application pending before the Canadian Intellectual Property Office (Canadian Patent Application No. 2,667,258) was approved for our one mirror or more design.. On June 25, 2010, our Mexican patent application before the Mexican Institute of Industrial Property (Mexican Patent Application No. MX/a/2008/015119) was approved for our one mirror or more design. We do not have any products that are not covered by our US, Canadian or Mexican Patents or our European patent applications.

Except for our U.S., Canadian and Mexico patents and our patent applications pending in Europe, we have no other patent rights.

In addition, we are in the process of registering various trademarks for which we have common law rights. We also own certain trade secrets and formulae.

Reclassifications

Certain balances in prior year financial statements have been reclassified to conform to the current year presentation.

2. Liquidity and Operations:

The Company had net losses of $1,104,813, and $927,072 for the years ended December 31, 2012, and December 31, 2011, respectively.

As of December 31, 2012, the Company had cash of approximately $88,696 made up of $81,060 in available cash and $7,636 in restricted cash. In addition, the Company had accounts receivable of approximately $244,325, inventory on hand at a cost valuation of approximately $128,543, all fully paid for, and accounts payable of approximately $235,586. The revolving line of credit consists of advances from related parties and amounted to $563,000 as of December 31, 2012. The Company finalized an agreement with the Adams family in which the Company will grant one stock option for each dollar loaned by the Adams family for the maximum amount borrowed by the Company against the line of credit. The agreement is for a term of one year and the options will have an exercise price of $.50 per option, will be exercisable over five years and will vest quarterly, based on the amount of credit line outstanding at the end of each calendar quarter. In addition, the interest rate agreed upon is 2% over the treasury rate on the outstanding amount of the credit line.

The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the year ended December 31, 2012 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. At fiscal year end, the Company had $88,696 of cash and cash equivalents and short term investments. On March 23, 2012, the company obtained an additional $500,000 line of credit to meet operational and working capital needs.

In addition the company was recently approved by the XM Bank (by the Dept. Of Commerce) to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this XM Bank program, the company will receive 90% of an international sale at the time the order ships thus improving the company's cash flow. The international Distributor and Dealer then have 90 days, instead of 21 days, to pay back the XM Bank which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back XM Bank, the balance of the order is remitted to the Company. In addition, the Company will continue to obtain working capital by accessing capital markets. Management believes that with the additional line of credit that there is sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

3. Summary of Significant Accounting Policies:

Concentration of Cash Risk

The Company maintains its cash accounts primarily with banks located in California. The total cash balances are insured by the FDIC up to $250,000 per bank. At times, the amount of the Company's cash and cash equivalent exceeds the balance insured by the FDIC.

Cash and Cash Equivalents Policy - The company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - The Company's accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company sells products and services generally on terms of receiving a 50% deposit prior to shipment and the remaining 50% within 21 days of date of shipment. The Company charges nominal financing fees on late payments. Accounts receivable are charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection. At December 31, 2012, Management deemed that an allowance of $23,425 should be recorded based on expected collections.

Inventory - Inventory consists of finished units, parts and packaging materials and is stated at lower of historical cost or current cost. Management will establish a reserve for damaged and discontinued inventory when determined necessary. At December 31, 2012 no reserve was required.

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

Impairment of Long Lived Assets - The Company evaluates its long-lived assets for impairment, in accordance with FASB ASC 360-10, when events or changes in circumstances indicate that the related carrying amount may not be recoverable. Impairment is considered to exist if the total estimated future cash flow on an undiscounted basis is less than the carrying amount of the related assets. An impairment loss is measured and recorded based on the discounted estimated future cash flows. Changes in significant assumptions underlying future cash flow estimates or fair values of assets may have a material effect on the Company's financial position and results of operations. No such impairment was indicated at December 31, 2012.

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

Changes in the liability for product warranty were as follows:

                                                                      Product
                                                                      Warranty
                                                                      --------
Liability at December 31, 2010                                        $   9,476
Settlements made during the period                                           --
Change in liability for warranties issued during the period                  --
Change in liability for preexisting warranties                               --
                                                                      ---------

Liability at December 31, 2011                                        $   9,476
                                                                      =========

Settlements made during the period                                    $ (73,725)
Change in liability for warranties issued during the period             101,599
Change in liability for preexisting warranties                               --
                                                                      ---------

Liability at December 31, 2012                                        $  37,350
                                                                      =========

Research and Development Expenses - Research and development expenses are charged to operations in the period incurred. The amounts expensed for the years ended December 31, 2012, and 2011 were $62,559, and $37,262, respectively.

Selling and Marketing Expenses - Selling and marketing expenses are expensed as incurred. These expenses were $180,924, and $240,547, respectively, for the years ended December 31, 2012, and December 31, 2011 and consisted of the following:

                                                       2012              2011
                                                     --------          --------
Booth rental and advertising fees                    $ 20,564          $ 26,827
Event staffing, travel and shipping                    27,295            53,943
Marketing consultants and materials                    54,045            69,167
Royalty fees                                           15,720            22,140
Commissions                                            42,576            63,210
Sales support, recruitment and travel                  20,724             5,260
                                                     --------          --------

Total Selling and Marketing Expenses                 $180,924          $240,547
                                                     ========          ========

The Adams Agreement described in Note 1 above, also granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At December 31, 2012, accrued royalties in the net amount after any royalty payments of $50,044, related to our sale of 2,552 units, is reflected on our financial statements.

General and Administrative Expenses - General and administrative expenses are expensed as incurred. These expenses were $960,148, and $884,732, respectively, for the years ended December 31, 2012 and December 31, 2011 and consisted of the following:

                                                       2012              2011
                                                     --------          --------
Computer and internet                                $ 11,036          $ 17,723
Insurance                                              67,148            60,554
Membership fees                                         6,025             4,452
Payroll and compensation                              594,474           486,407
Accounting fees                                        80,420            94,227
Legal fees                                             50,757            39,111
Consulting fees                                        14,560            40,987
Rent and occupancy expenses                             9,019            12,823
Warehouse expenses                                     60,743            65,022
Travel expenses                                        14,615            19,800
Office and administrative expenses                     29,606            17,730
Bad debt expense                                       21,745            25,896
                                                     --------          --------

Total General & Administrative Expenses              $960,148          $884,732
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

Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of accounts receivable. As of December 31, 2012, the top four distributors had balances representing 49% or more of the Company's accounts receivable.

Earnings Per share - Earnings per share is calculated by dividing the net profit for the year by the weighted average number of ordinary shares outstanding during the financial year held by the company.

                                                      2012              2011
                                                  -----------       -----------
Net loss from operations                          $(1,104,813)      $  (927,072)
Basic loss per share                              $      (.08)      $      (.07)
Weighted average shares used
 in per share calculation                          14,580,027        13,947,917

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

4. Balance Sheet Information:

Cash consisted of the following at December 31,

                                                       2012              2011
                                                     --------          --------
Checking account                                     $ 80,973          $ 87,292
Savings accounts                                        7,636             8,435
Petty cash                                                 87             1,716
                                                     --------          --------

Total Cash and cash equivalents                      $ 88,696          $ 97,443
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

Inventory consisted of the following at December 31,

                                                      2012               2011
                                                    --------           --------
Finished units and components                       $125,715           $190,084
Packaging crates and materials                         2,828              7,535
                                                    --------           --------

Total Inventory                                     $128,543           $197,619
                                                    ========           ========

Prepaid  expenses and other current  assets consist of the following at December
31,

                                                      2012               2011
                                                    --------           --------
Purchase order prepaid deposits                     $ 17,687           $ 11,930
Prepaid expenses                                      11,278              4,160
Employee Advances                                      1,625                 --
                                                    --------           --------

Total Prepayments and deposits                      $ 30,590           $ 16,090
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

Property and equipment consist of the following at December 31:

                                                     2012                2011
                                                   --------            --------
Furniture and equipment                            $ 15,384            $ 10,513
Vehicles                                              2,771               2,771
Tooling costs                                        24,683              24,683
Convention display                                    1,817               1,817
                                                   --------            --------
Property and equipment                               44,655              39,784
                                                   --------            --------
Less Accumulated depreciation                       (35,907)            (32,856)
                                                   --------            --------

Total Property and equipment, net                  $  8,748            $  6,928
                                                   ========            ========

Depreciation expense for the annual periods ended December 31, 2012, and 2011 was $3,051, and $7,359, respectively, and was recorded as cost of goods sold. The use of the above property and equipment determines if the depreciation is recorded as cost of goods sold or as general and administrative expenses.

Intangible  assets  are  stated  at  cost,  net  of  accumulated   amortization.
Amortization of intangible assets is provided using the straight-line method with estimated lives of 20 years as follows at December 31,

                                                    2012                 2011
                                                  --------             --------
Patent and patent applications                    $ 52,303             $ 30,593
Source Code                                         22,422                   --
Less Accumulated amortization                       (7,299)              (3,395)
                                                  --------             --------

Total Intangible assets, net                      $ 67,426             $ 27,198
                                                  ========             ========

Amortization expense for the annual periods ended December 31, 2012, and 2011 was $3,904, and $1,663, respectively, was related to the Company's patent rights and was recorded as cost of goods sold.

Organizational Costs - The Company's startup and organizational expenses were expensed as legal and accounting fees under general and administrative expenses.

Advances payable-related party - On December 30, 2010, Terry Adams advanced the Company $200,000 for short term working capital purposes and in 2011, Mr. Adams advanced an additional $100,000 to the Company. George Adams advanced the company $90,000 during the first quarter of 2012. This was partially offset by a repayment of $50,000 to Terry Adams on February 1, 2012. Terry Adams advanced the company $90,000 during the second quarter of 2012. In addition, Fred Feck executed a note for $33,000 on June 30, 2012, in exchange for rent for the warehouse occupied by the Company. During the third quarter of 2012 George Adams advanced the Company $15,000 and Terry Adams advance the Company $25,000. During the fourth quarter of 2012 Terry Adams advanced the Company $60,000. At December 31, 2012, the Advances Payable - Related Party balance was $563,000. Related accrued interest of $30,877 is included in the Other Payables amount on the Company's financial statements.

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the creditors at the rate of $0.10 per share. The principle balance owed as of December 31, 2012 was $530,000. The Adams family has verbally extended the term of the line of credit on an indefinite basis month to month with interest accruing on the outstanding balance.

Other Payables - The Company had Other Payables consisting of the following at December 31,

Other Payables
                                                    2012                 2011
                                                  --------             --------
Accrued warranty expense                          $ 37,350             $  9,476
Accrued compensation                                36,768                8,950
Litigated Accounts Payable                          66,747                   --
Accrued Sales Tax                                    2,714                   --
                                                  --------             --------

Total Other payables                              $143,579             $ 18,426
                                                  ========             ========

Other Payables - Related Party
                                                    2012                 2011
                                                  --------             --------
Royalty Fees - Related Party                      $ 50,044             $ 35,389
Accrued Compensation - Related Party                36,667              107,916
Accrued Interest - Related Party                    30,877                8,508
                                                  --------             --------

Total Other Payables - Related Party              $117,588             $151,813
                                                  ========             ========

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At December 31, 2012 and 2011, accrued royalties totaled $50,044 and $35,389, respectively.

Deferred Revenue - Shipments that were staged and ready for shipment were recorded as deferred revenue. Upon shipment to customers, the sale will be recorded as revenue. Deferred Revenue totaled $94,278 at December 31, 2012 and $30,932 at December 31, 2011.

5. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

The Company had 15,066,569 issued and outstanding common stock shares as of December 31, 2012. Details of the issued and outstanding common stock shares are shown below.

Common stock shares issued as of December 31, 2012 are as follows:

                                                                      Amount of
                                                                       Shares
          Description                                                  Issued
          -----------                                                ----------
Stock issued for acquisition of assets                                3,618,182
Stock issued for legal services (founder's shares)                      240,000
Stock issued for consulting services (founder's shares)                 240,000
Stock issued as compensation (founder's shares)                       1,242,502
Stock issued to private offering subscribers                          7,177,178
Stock issued for compensation and services rendered                     743,358
Stock issued for conversion of note payable                           1,803,349
Stock issued for exercise of stock options                                2,000
                                                                     ----------

Total common stock shares issued                                     15,066,569
                                                                     ==========

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

During the three month period ended September 30, 2012, a total of 400,000 shares of common stock and warrants were issued, at $.50 per share, from the sales of our stock and warrants through a Private Placement Offering. In addition, 18,182 shares of common stock were issued in exchange for the source code provided by one of the Company's engineers.

During the three month period ended December 31, 2012, a total of 122,502 shares of common stock and warrants were issued for services rendered, at $.55 per share.

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

6. Stock Options and Warrants:

On August 31, 2012, the Company issued 400,000 warrants with an exercise price of $.50. These were the only warrants issued in 2012, making 400,000 warrants the total amount issued as of December 31, 2012.

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

Stock options exercisable into an aggregate of 978,900 shares of the Company's common stock were outstanding on December 31, 2011, of which 580,900 were vested on the date granted and 100,000 are scheduled to vest during 2012. No options were exercised during the year ended December 31, 2010. The Black-Scholes option-pricing model was used to estimate the option fair values , in accordance with the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Since the Company's stock is not yet trading nor does it have an extended history of stock prices or volatility, expected volatility and average contractual life variables were estimated utilizing a weighted average of comparable published volatilities and contractual lives based on industry comparables. Expected pre-vesting forfeitures were estimated based on expected employee turnover. The fair value of options granted during the year ended December 31, 2012, was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.1% and 71.0%, a risk-free interest rate of 0.89% and a remaining contractual life of between 1.0 and 5.0 years. The fair value of options granted during the year ended December 31, 2011 was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: a dividend yield of zero percent, an expected volatility of between 70.5% and 71.5%, a risk-free interest rate of 0% and a remaining contractual life of between 1.0 and 5.0 years.

In April 2011, in consideration of the Adams agreeing to offer the Company advances up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. In addition, 2,000 stock options were exercised at $.75 per option during April 2011.

On January 1, 2012, the Board of Directors granted a total of 400,000 options at an exercise price of $0.47 per share, exercisable over five years from the date of grant. We entered into stock option agreements with three individuals in recognition of serving on the Company's board during 2011. The individuals have the option to purchase shares of common stock at $0.47 per share, which expires on December 31, 2016. Jeffrey S. Brain, the Company's President, Chief Executive Officer and Director, Frederick Feck, the Company's Corporate Secretary and Director and Terry Adams, Company Director, were each granted options to purchase 100,000 shares of common stock. In addition, David E. Wise, the Company's corporate securities counsel, entered into a stock option agreement for legal services to be performed for the Company during 2012. Mr. Wise was granted options to purchase 100,000 shares of common stock. For services rendered, on May 1, 2012, Jarett Fenton was granted options to purchase 24,000 shares of common stock and on July 1, 2012, Eugene Daunis was granted options to purchase 50,000 shares of common stock.

The following table summarizes the activity of stock options for the years ended December 31, 2012 and 2011:

                                                                        Weighted
                                                  Number of             Average
                                                    Shares              Exercise
                                                 Outstanding             Price
                                                 -----------             -----
Balance, December 31, 2010                           680,900            $  0.46
  Options granted                                    300,000               0.50
  Options exercised                                   (2,000)              0.75
  Options forfeited or expired                            --                 --
                                                  ----------            -------
Balance, December 31, 2011                           978,900               0.47
  Options granted                                    374,000               0.47
  Options exercised                                       --                 --
  Options forfeited or expired                            --                 --
                                                  ----------            -------

Balance, December 31, 2012                         1,352,900            $  0.46
                                                  ==========            =======

The weighted average fair values of options granted during the years ended December 31, 2012 and 2011 were $0.21 and $0.15 per option, respectively. The values recorded for the outstanding exercisable options at December 31, 2012 and 2011 were $123,031 and $34,440, respectively.

7. Commitments and Contingencies:

The Company, as of December 31, 2012 has no additional financial commitments that would represent long term commitments on behalf of the Company.

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

The Company, as of December 31, 2012 has no additional financial commitments that would represent long term commitments on behalf of the Company.

Capital Leases - The Company has not entered into any kind of capital leases for furnishings, equipment or for any other purposes.

Prepaid Inventory - Our agreements with several of our inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of December 31, 2012, purchase order prepaid deposits totaled $17,687 with primarily four of our major suppliers.

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

During the first quarter of 2011, Terry Adams and George Adams, Sr. each advanced the Company $100,000 for short term working capital purposes, as represented by the advances payable-related parties amount of $200,000 at June 30, 2011. In December 2011, Terry Adams and George Adams, Sr. advanced the Company $50,000 each for a total of $100,000 for short term working capital purposes. The Adam's have agreed to advance the Company up to $300,000 at an interest rate of two percent over the prime interest rate. On April 1, 2011, in consideration of the Adams agreeing to offer the Company advances of up to $300,000, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. In addition, 2,000 stock options were exercised at $.75 per option during April, 2011.

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

Starting May, 2012, shares were issued to the Board of Directors for their services and to Smokey Robinson for his services related to Marketing and Public Relations. Each of the six Board Members receives 50,000 common stock shares per year with the shares accrued monthly and issued quarterly. In addition, Smokey receives 50,000 shares for his marketing and public relation services. These are also accrued monthly and issued quarterly.

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

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

                                                  2012                 2011
                                              ------------         ------------
Deferred tax assets
  NOL carryover                               $  1,342,000         $    941,200
  Accrued expenses-related party                    34,000               59,000
  Research and Development credit                   12,900                2,500
  Depreciation                                      (2,700)                 800
  Contribution carryforward                          3,600                   --
  Allowance for Doubtful Accounts                    9,800                   --
Deferred tax liabilities                                --                   --
Valuation allowance                             (1,399,600)          (1,003,500)
                                              ------------         ------------

Net deferred tax asset                        $         --         $         --
                                              ============         ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012, and 2011 due to the following:

                                                    2012                2011
                                                 ----------          ----------
Book Income                                      $ (464,000)         $ (361,500)
Depreciation                                            200               1,400
Gain in extinguishment of debt                           --               6,900
Accrued expenses-related party                      (29,800)             52,000
Stock and options for services and
 contributed rent                                   128,900              21,700
Meals & Entertainment                                (1,500)                200
Allowance for Doubtful Accounts                       9,800                  --
R&D Credit                                            6,300                  --
Non-Deductible Expenses                               2,800                  --
Valuation allowance                                 347,300             279,300
                                                 ----------          ----------

                                                 $       --          $       --
                                                 ==========          ==========

At December 31, 2012, the Company had net operating loss carryforwards of approximately $3,195,000 that may be offset against future taxable income from the year 2013 through 2032. No tax benefit has been reported in the December 31, 2012 consolidated financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

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

12. Change in Officers and Directors:

On March 19, 2010, a majority of Company Directors resolved to accept Randall Letcavage's resignation as of March 18, 2010, appointed Jeffrey Brain to serve as the Company's Chief Executive Officer and President in addition to his existing positions of Chief Operating officer and Chief Financial Officer. In May 2012, the Board added Terry Adams, Larry Eisenberg, Richard Katz and William "Smokey" Robinson Jr. to the Board of Directors. Terry Adams was appointed by the Board to serve as the Chairman of the Board. At the June 25, 2012 Shareholder meeting all of the Board of Directors were elected to new terms. The Board thereafter confirmed the officers to be Terry Adams, as Chairman of the Board, Jeff Brain as CEO, President and Chief Operating Officer

13. Major Customers

Major customers are defined as those customers whose annual revenue is greater to or equal to 10% of annual revenue. Net sales for the years ended December 31, 2012 and 2011 include sales to the following major customers, together with the receivables due from those customers:

                                      Sales
                                      -----
                                       Year Ended December 31,
                 Customer              2012              2011
                 --------              ----              ----
                 Customer A          $     --          $398,612
                 Customer B          $     --          $173,829
                 Customer C          $154,049          $     --

                           Accounts Receivable, as of
                           --------------------------
                                              December 31,
                Customer               2012               2011
                --------               ----               ----
                Customer A           $ 47,310          $ 57,873
                Customer B           $     --          $ 45,807
                Customer C           $     --          $     --

14. Subsequent Events:

The Company has performed an evaluation of subsequent events pursuant to ASC 855 and is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than as follows:

In January 2013, 33,334 shares of common stock were issued to Directors Eisenberg, Katz, Brain and Adams each, for a total of 133,336 shares for services rendered, at $.55 per share. In addition, George Adams converted $67,322 of his line of credit at the rate of $.25/share for a total of 269,288 shares of common stock.