Form 10-Q
period 2013-03-31
Ciralight Global, Inc.
filed 2013-06-21
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2013
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 20, 2013 there were 15,469,193 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                               Report on Form 10-Q

                      For the Quarter Ended March 31, 2013

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

          Condensed Balance Sheets as of March 31, 2013 (Unaudited)
          and December 31, 2012                                                3

          Condensed Statements of Operations for the Three  Months
          Ended March 31, 2013 and 2012 (Unaudited)                            4

          Condensed Statements of Cash Flows for the Three months
          ended March 31, 2013, and 2012 (Unaudited)                           5

          Notes to Condensed Unaudited Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           19

Item 4.  Controls and Procedures                                              20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 1A. Risk Factors                                                         20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Mine Safety Disclosures                                              21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                               March 31,            December 31,
                                                                                 2013                   2012
                                                                             ------------           ------------
                                                                              (Unaudited)
                                     ASSETS

Current assets:
  Cash                                                                       $      8,245           $     81,060
  Restricted Cash                                                                   7,636                  7,636
  Accounts receivable, net of allowance of $25,967
   and $23,425, respectively                                                       80,284                244,325
  Inventory                                                                       141,721                128,543
  Prepaid expenses and other current assets                                        46,564                 30,590
                                                                             ------------           ------------
      Total current assets                                                        284,450                492,154
                                                                             ------------           ------------

Property and equipment, net                                                         7,901                  8,748
Intangible assets, net                                                             65,844                 67,426
                                                                             ------------           ------------

      Total assets                                                           $    358,195           $    568,328
                                                                             ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                           $    231,434           $    235,586
  Advances payable - related party                                                541,684                563,000
  Accrued Expenses - related party                                                 74,172                 30,877
  Deferred Revenue                                                                  1,886                 94,278
  Other payables                                                                  134,700                230,290
                                                                             ------------           ------------
      Total current liabilities                                                   983,876              1,154,031
                                                                             ------------           ------------
Stockholders' equity (deficit)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding            1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   15,469,193 and 15,066,569 shares issued and outstanding, respectively           15,469                 15,066
  Additional paid-in capital                                                    3,450,762              3,284,821
  Accumulated deficit                                                          (4,092,912)            (3,886,590)
                                                                             ------------           ------------
      Total stockholders' equity (deficit)                                       (625,681)              (585,703)
                                                                             ------------           ------------

      Total liabilities and stockholders' equity (deficit)                   $    358,195           $    568,328
                                                                             ============           ============


              The accompanying notes are an integral part of these
                         condensed financial statements

                              CIRALIGHT GLOBAL, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three Months Ended
                                                                        March 31,
                                                           -----------------------------------
                                                               2013                   2012
                                                           ------------           ------------
Sales                                                      $    234,192           $    159,405

Cost of goods sold                                              173,312                157,154
                                                           ------------           ------------

Gross profit                                                     60,880                  2,251
                                                           ------------           ------------
Operating expenses
  Research and development expenses                               4,304                  1,613
  Selling and marketing expenses                                 19,521                 38,120
  General and administrative expenses                           236,100                211,366
                                                           ------------           ------------
      Total operating expenses                                  259,925                251,099
                                                           ------------           ------------

Loss from operations                                           (199,045)              (248,848)
                                                           ------------           ------------
Other expense
  Interest expense, net                                          (7,277)               (16,018)
                                                           ------------           ------------
      Total other expense                                        (7,277)               (16,018)
                                                           ------------           ------------

Net loss                                                   $   (206,322)          $   (264,866)
                                                           ============           ============

Basic loss per share                                       $      (0.01)          $      (0.02)
                                                           ============           ============

Weighted average shares used in per share calculation        15,464,719             14,344,067
                                                           ============           ============


                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                 March 31,
                                                                      -------------------------------
                                                                         2013                 2012
                                                                      ----------           ----------
Cash flows from operating activities:
  Net Loss                                                            $ (206,322)          $ (264,866)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Options issued for services                                          25,687                8,649
     Options issued for financing costs                                       --               11,480
     Depreciation and amortization                                         2,428                1,689
     Contribution of rent from a related party                                --                1,500
     Bad debt expense                                                      2,542                   --
  Changes in operating assets and liabilities
     (Increase) decrease in Inventory                                    (13,177)                (382)
     (Increase) decrease in Accounts Receivable                          161,499               52,214
     (Increase) decrease in prepayments and other current assets         (16,099)             (15,782)
     (Increase) decrease in notes receivable - employee advances             125                   --
     Increase (decrease) in accrued expenses - related party               9,257                  580
     Increase (decrease) in accounts payable                              (4,152)             103,075
     Increase (decrease) in other payables                                27,789               19,790
     Increase (decrease) in Deferred Revenue                             (92,392)              15,854
                                                                      ----------           ----------
Net cash used in operating activities                                   (102,815)             (66,199)
                                                                      ----------           ----------

Net cash used in investing activities                                         --                   --
                                                                      ----------           ----------
Cash flows from financing activities:
  Proceeds from related party notes payable                               30,000               90,000
  Payments towards related party note payable                                 --              (50,000)
                                                                      ----------           ----------
Net cash provided by financing activities                                 30,000               40,000
                                                                      ----------           ----------

Net (decrease) increase in cash                                          (72,815)             (26,199)

Cash, beginning of period                                                 81,060               97,443
                                                                      ----------           ----------

Cash, end of period                                                   $    8,245           $   71,244
                                                                      ==========           ==========
Supplemental cash flow information:
  Interest paid                                                       $       --           $       --
                                                                      ==========           ==========
  Income taxes paid                                                   $       --           $       --
                                                                      ==========           ==========
Non-cash investing and financing activities
  Common stock issued for accrued liabilities                         $   73,335           $       --
                                                                      ==========           ==========
  Debt and liabilities settled with common stock                      $   67,322           $       --
                                                                      ==========           ==========


                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (Unaudited)


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

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (Unaudited)


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

The results of operations for the three month period ended March 31, 2013 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

3. Liquidity and Operations:

The Company had a net loss of $206,322 for the three months ended March 31, 2013. As of March 31, 2013, the Company had cash of approximately $15,881. In addition, the Company had accounts receivable of approximately $80,284, inventory on hand at a cost valuation of approximately $141,721, and accounts payable of approximately $231,434.

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (Unaudited)


The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended March 31, 2013 and the year ended December 31, 2012 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the Creditors at the rate of $0.10 per share. The due date on the line of credit was extended indefinitely by the Adams with the understanding that they could call the note due anytime thereafter at their option. In addition they have advanced amounts in excess of the initial limit of $500,000.

In addition the company was recently approved by the XM Bank (by the Dept. Of Commerce) to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this XM Bank program, the company will receive 90% of an international sale at the time the order ships thus improving the company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the XM Bank which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back EX Bank, the balance of the order is remitted to the Company. In addition, The company will continue to obtain working capital by accessing capital markets. On May 24, 2013 the Company signed an agreement with BCC Valuation Advisors, an investment Banking Company to raise $5,000,000 for Ciralight Global, Inc. This is expected to take approximately two to six months to raise. To provide the needed working capital in the meantime a letter making a call to the existing shareholders to advance their prorata share of a $300,000 bridge loan was distributed on June 14th. This would be a one year loan with interest at 5% per year, convertible to stock between months six and twelve at $0.35/share. Management believes that with the increased level of sales, the call to the shareholders, the working capital funding to be provided by BCC and the XM Bank financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

4. Advances Payable-related party -

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (Unaudited)


the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the creditors at the rate of $0.10 per share. The principle balance owed as of March 31, 2013 was $508,684. As of March 31, 2013 the Related party line of credit due to George and Terry Adams was $203,684 and $305,000, respectively. These proceeds have been used for short term working capital purposes. Interest payable of $20,679 has been recorded as of March 31, 2013, making a total amount due of $529,363.

In addition, Fred Feck Executed a note for $33,000 on June 30, 2012 in exchange for rent for the warehouse occupied the company. Fred Feck is a board member and Secretary of the company. As of March 13, 2013 the accrued interest on Mr. Fecks note is $1,309.

The total related party accrued interest of $21,988 is included in the Other Payables amount on the Company's financial statements.

Other Payables - Related Party - As of March 31, 2013, the Company had Other Payables consisting of the following:

Other Payables - Related Party
  Royalty fees - Related Party                      $52,184
  Accrued Interest - Related Party                   21,988
                                                    -------
Total Other Payables - Related Party                $74,172
                                                    =======

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At March 31, 2013 accrued royalties in the amount of $52,184, related to our sale of 2,609 units.

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

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (Unaudited)


On April 1, 2011, in consideration of the Adams notes to offer the Company, the Company agreed to grant the Adams 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. Additionally, the company executed a note payable to Vera Cruz Properties, which is owned by a related party, Fred Feck agreed to accrue the monthly rent in order to assist the company with its cash flow. The note was executed on June 30, 2012, with interest at prime plus two, all due and payable in one year. The note is convertible to common stock at option of the holder at the price of $.50 per share.

During the three months ending March 31, 2013 there were 133,336 shares issued to the Board of Directors for their services and to Smokey Robinson for his services related to Marketing and Public Relations. Each of the six Board Members receives 50,000 common stock shares per year with the shares accrued monthly and issuable quarterly. In addition, Smokey receives 50,000 shares for his marketing and public relation services. These are also accrued monthly and issuable quarterly.

In April 2012 Jarett Fenton was hired to serve as a contract Chief Financial Officer. In May 2012, the Board added Terry Adams, Larry Eisenberg, Richard Katz and William "Smokey" Robinson Jr. to the Board of Directors. Terry Adams was appointed by the Board to serve as the Chairman of the Board. At the June 25, 2012 Shareholder meeting all of the Board of Directors were elected to new terms. The Board thereafter confirmed the officers to be Terry Adams, as Chairman of the Board, Jeff Brain as CEO, President and Chief Operating Officer, Jarett Fenton as Chief Financial Officer and Fred Feck as Secretary. In December 2012, Jarrett Fenton stepped down to pursue other opportunities.

5. Stockholders' Equity:

Common stock:

The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001, under terms and conditions established by the Board of Directors.

During the three month period ended March 31, 2013, a total of 402,624 shares of common stock were issued. In January 2013, 33,334 shares of common stock were issued to Directors Eisenberg, Katz, Brain and Adams each, for a total of 133,336 shares for services rendered, at $.55 per share. In addition, George Adams converted $67,322 of his line of credit at the rate of $.25/share for a total of 269,288 shares of common stock.

Preferred stock:

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. Currently, we have 1,000,000 shares of preferred stock issued and outstanding. As part of the purchase contract for the acquisition of

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (Unaudited)


assets, we issued 1,000,000 shares of Series A Preferred Stock to the seller of those assets, Mr. George Adams, Sr. The Series A Preferred Stock has the following rights and references:

6. Stock Options and Warrants:

The following table summarizes the activity of stock options for the three months ended March 31, 2013:

                                           Number of Shares     Weighted Average
                                             Outstanding         Exercise Price
                                             -----------         --------------

Balance, December 31, 2012                    1,352,900             $ .464
  Options vested                                 75,000             $ .464
  Options Exercised                                  --                 --
  Options forfeited or expired                       --                 --
Balance, March 31, 2013                       1,427,900             $ .464

The weighted average fair values of options vested during the quarter ended March 31, 2013 was $.25 per option. The value recorded for the options granted during the first quarter was $25,687.

The following table summarizes the activity of warrants for the three months ended March 31, 2013:

                                         Number of Warrants     Weighted Average
                                             Outstanding         Exercise Price
                                             -----------         --------------

Balance, December 31, 2012                      400,000             $ .50
  Warrants granted                                   --                --
  Warrants Exercised                                 --                --
  Warrants forfeited or expired                      --                --
Balance, March 31, 2013                         400,000             $ .50

During the three months ended March 31, 2013, the company granted no stock purchase warrants.

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

                              CIRALIGHT GLOBAL, INC
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2013
                                   (Unaudited)


2012, the company moved its executive offices and accounting functions to operate out of the warehouse in Corona. The Company has chosen to rent a small office space in Sherman Oaks, California, on a month to month basis for $625 per month plus $30 for monthly utilities.

Prepaid Inventory - Ciralight has agreements with several inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of March 31, 2013, purchase order prepaid deposits totaled $18,678 with several of our major suppliers.

8. Legal Matters:

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us. In the first quarter of 2013, this legal matter was resolved with a settlement agreement that provides Ciralight with the sum of $23,000 paid over 10 months. Through June 20, 2013 the company has received payments totaling $18,000 pursuant to the settlement.

Ciralight Global, Inc. has potential litigation against Suntron Corporation for issues related to faulty work done during production in 2011 and 2012. Ciralight has notified Suntron regarding our damages and losses and hopes to reach a settlement. Ciralight has notified Suntron that our damages exceed any balance we owe them and therefore do not consider that we owe them any money. Our potential damages include our payment for faulty product, for reimbursement of engineering fees to investigate the problems, rework costs, recall costs, lost sales and damage to our reputation.

9. Subsequent Events:

The Company has performed an evaluation of subsequent events pursuant to ASC 855 and is not aware of any subsequent events which would require recognition or disclosure in the financial statements other than as follows:

During May 2013, The company entered into an agreement with BCC Valuation Advisors, an investment banking company to raise a target of $5,000,000 in working capital.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

The results of operations for the three month period ended March 31, 2013 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

NET SALES. Net sales increased from $159,405 for the three months ended March 31, 2012 to $234,192 for the three months ended March 31, 2013. This increase in sales was due to the resolution of the manufacturing problem with the production of our GPS Controller. Ciralight terminated its relationship in mid-September, 2012, with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer has been able to reach full production and we have been able to fill back orders that had accumulated, as well as proceed with new orders.

COST OF SALES. Cost of sales increased slightly from $157,154 for the three months ended March 31, 2012 to $173,312 for the three months ended March 31, 2013, due to increased sales.

GROSS PROFIT. Gross profit increased from $2,251 for the three months ended March 31, 2012 to $60,880 for the three months ended March 31, 2013. This increase in gross profit was due to increased sales and due to decreased warranty expenses.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses increased from $251,099 for the three months ended March 31, 2012 to $259,925 for the three months ended March 31, 2013. This slight increase was due to the compensation to the Board of Directors which increased from two members to six members being recorded quarterly, while in the past it was recorded at the end of each year.

General and administrative expenses increased from $211,366 for the three months ended March 31, 2012 to $236,100 for the three months ended March 31, 2013. This increase was due to compensation to the Board of Directors which increased from two members to six members being recorded quarterly, while in the past it was recorded at the end of each year. The compensation to the Board of Directors is in the form of stock and options and not cash payments.

Selling and marketing expenses decreased from $38,120 for the three months ended March 31, 2012 to $19,521 for the three months ended March 31, 2013. This was due largely to fulfillment of backordered sales.

Research and Development expenses increased from $1,613 for the three months ended March 31, 2012 to $4,304 for the three months ended March 31, 2013, due to the increase in sales.

INCOME TAXES. For the three months ended March 31, 2013, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 and 2012.

Net cash used in operating activities was $(102,815) for the three months ended March 31, 2013 and resulted primarily from a net loss of $206,322 partially offset by sales, collection of receivables, increases in other payables, collection of deferred revenue and increases in accounts payable. Net cash used in operating activities was $(66,199) for the three month period ended March 31, 2012 and resulted primarily from a net loss of $264,866 partially offset by decreases in accounts receivable and related party notes receivable and an increase in deferred revenues.

Net cash was not used in investing activities for the three months ended March 31, 2013, nor was Net cash used in investing activities for the three months ended March 31, 2012.

Net cash provided by financing activities was $30,000 for the three months ended March 31, 2013 and resulted primarily from net proceeds from related party notes payable. Net cash provided by financing activities was $40,000 for the three month period ended March 31, 2012 and resulted primarily from net proceeds from related party notes payable.

The Company had net losses of $206,322, and $264,866 for the three months ended March 31, 2013 and 2012 respectively. As of March 31, 2013, the Company had cash of approximately $8,245. In addition, the Company had accounts receivable of approximately $80,284, inventory on hand at a cost valuation of approximately $141,721, and accounts payable of approximately $231,434.

The Company has experienced losses primarily attributable to an interruption in the product supply during the third and fourth quarters of 2012, as well as increased research, development, marketing and other costs associated with the strategic plan to position the company as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended March 31, 2013 and the year ended December 31, 2012 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit was initially for a period of six months at an interest rate of prime plus 2%. This line of credit has been extended through 2013.

In addition the company was approved by the XM Bank (by the Dept. Of Commerce) to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this XM Bank program, the company will receive 90% of an international sale at the time the order ships thus improving the company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the XM Bank which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back EX Bank, the balance of the order is remitted to the Company. In addition, The company will continue to obtain working capital by accessing capital markets. On May 24, 2013 the Company signed an agreement with BCC Valuation Advisors, an investment Banking Company to raise $5,000,000 for Ciralight Global, Inc. This is expected to take approximately two to six months to raise. To provide the needed working capital in the meantime a letter making a call to the existing shareholders to advance their prorata share of a $300,000 bridge loan was distributed on June 14th. This would be a one year loan with interest at 5% per year, convertible to stock between months six and twelve at $0.35/share. Management believes that with the increased level of sales, the call to the shareholders, the working capital funding to be provided by BCC and the XM Bank financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

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

The following table summarizes our contractual obligations as of March 31, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                    Payments Due by Period
                                                       ------------------------------------------------
                                                       Less than
                                           Total        1 year      1-3 Years    3-5 Years    5 years +
                                          --------     --------     ---------    ---------    ---------
Contractual Obligations:
  Advances payable - related parties      $541,684     $541,684     $     --     $     --     $     --
  Interest Payments (1)                     21,988       21,988           --           --           --
  Operating Leases                          39,125       39,125           --           --           --
  Commitments to Purchase Inventory         14,287       14,287           --           --           --
                                          --------     --------     --------     --------     --------

 Totals:                                  $617,084     $617,084     $     --     $     --     $     --
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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, we have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have not been changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us. The final settlement amount owed to us is $23,000, of which $9,000 has been received by the company through June 14, 2013.

The Company is not aware of any other threatened or pending litigation against the Company.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2013, a total of 402,624 shares of common stock were issued. In January 2013, 33,334 shares of common stock were issued to Directors Eisenberg, Katz, Brain and Adams each, for a total of 133,336 shares for services rendered, at $.55 per share. In addition, George Adams converted $67,322 of his line of credit at the rate of $.25/share for a total of 269,288 shares of common stock.

The above shares were issued in reliance on the exemption from registration requirements of the 33 Act provided by Regulation S, promulgated there under.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

10.14* Commercial Lease Agreement dated April 1, 2010, by and between Ciralight Global, Inc. and Frederick Feck.

10.15* Material Liability Agreement dated September 3, 2009, by and between Ciralight Global, Inc. and Suntron Corporation.

10.16* Material Terms and Conditions of Verbal Office Lease for Executive Offices in Irvine, California.

10.17*        Material   Terms  and   Conditions  of  Verbal  Office  Lease  for
              Warehouse/Offices in Corona, California

14*           Code of Business Conduct and Ethics

21*           Subsidiaries.

31.1**        Certification  of  Principal   Executive   Officer  and  Principal
              Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1** 906 Certification of Principal Executive Officer and Principal Financial Officer

101***        Interactive data files pursuant to Rule 405 of Regulation S-T

----------
* Exhibits incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-165638.
**   Filed herewith.
***  To be file by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CIRALIGHT GLOBAL, INC.


Date: June 20, 2013                      /s/ Jeffrey S. Brain
                                         ---------------------------------------
                                         Jeffrey S. Brain
                                         President, Chief Executive Officer