Form 10-Q/A
period 2013-03-31
Ciralight Global, Inc.
filed 2013-06-27
CIK 1463961

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on June 21, 2013 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

                                         CIRALIGHT GLOBAL, INC.


Date: June 27, 2013                      /s/ Jeffrey S. Brain
                                         ---------------------------------------
                                         Jeffrey S. Brain
                                         President, Chief Executive Officer