Form 10-Q
period 2013-06-30
Ciralight Global, Inc.
filed 2013-08-19
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2013
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2013 there were 15,493,479 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                               Report on Form 10-Q

                       For the Quarter Ended June 30, 2013

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

          Condensed Balance Sheets as of June 30, 2013 (Unaudited)
          and December 31, 2012                                                3

          Condensed Statements of Operations for the Three and Six
          Months Ended June 30, 2013 and 2012 (Unaudited)                      4

          Condensed Statements of Cash Flows for the Six months ended
          June 30, 2013, and 2012  (Unaudited)                                 5

          Notes to Condensed Unaudited Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           19

Item 4.  Controls and Procedures                                              19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 1A. Risk Factors                                                         20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Mine Safety Disclosures                                              21

Item 5.  Other Information                                                    21

Item 6.  Exhibits                                                             21

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              CIRALIGHT GLOBAL, INC
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                June 30,             December 31,
                                                                                  2013                   2012
                                                                              ------------           ------------
                                                                               (Unaudited)
                                     ASSETS

Current assets:
  Cash                                                                        $     55,565           $     81,060
  Restricted Cash                                                                    7,636                  7,636
  Accounts receivable, net of allowance of $9,056
   and $23,425, respectively                                                        68,281                244,325
  Inventory                                                                        124,451                128,543
  Prepaid expenses and other current assets                                         85,537                 30,590
                                                                              ------------           ------------
      Total current assets                                                         341,470                492,154
                                                                              ------------           ------------

Property and equipment, net                                                          7,292                  8,748
Intangible assets, net                                                              64,173                 67,426
                                                                              ------------           ------------

      Total assets                                                            $    412,935           $    568,328
                                                                              ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                            $    232,482           $    235,586
  Line of credit - related party                                                   573,684                530,000
  Accrued Expenses - related parties                                                83,932                 30,877
  Deferred Revenue                                                                 130,853                 94,278
  Other payables                                                                   149,103                230,290
  Notes payable - related parties                                                   62,150                 33,000
                                                                              ------------           ------------
      Total current liabilities                                                  1,232,204              1,154,031
                                                                              ------------           ------------
Stockholders' equity (deficit)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding             1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   15,483,479 and 15,066,569 shares issued and outstanding, respectively            15,483                 15,066
  Additional paid-in capital                                                     3,464,310              3,284,821
  Accumulated deficit                                                           (4,300,062)            (3,886,590)
                                                                              ------------           ------------
      Total stockholders' equity (deficit)                                        (819,269)              (585,703)
                                                                              ------------           ------------

      Total liabilities and stockholders' equity (deficit)                    $    412,935           $    568,328
                                                                              ============           ============


                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Quarter Ended               For the Six Months Ended
                                                    June 30,                             June 30,
                                         ------------------------------       ------------------------------
                                             2013              2012               2013              2012
                                         ------------      ------------       ------------      ------------
Sales                                    $    163,061      $    235,729       $    397,253      $    395,134

Cost of goods sold                            110,027           216,103            283,339           373,258
                                         ------------      ------------       ------------      ------------

Gross profit                                   53,034            19,626            113,914            21,876
                                         ------------      ------------       ------------      ------------
Operating expenses
  Research and development expenses               895            12,956              5,199            14,568
  Selling and marketing expenses               34,435            60,378             53,956            98,498
  General and administrative expenses         216,862           246,623            452,962           457,989
                                         ------------      ------------       ------------      ------------
      Total operating expenses                252,192           319,957            512,117           571,055
                                         ------------      ------------       ------------      ------------

Loss from operations                         (199,158)         (300,331)          (398,203)         (549,179)
                                         ------------      ------------       ------------      ------------
Other expense
  Interest expense, net                        (7,992)           (5,482)           (15,269)          (21,500)
                                         ------------      ------------       ------------      ------------
      Total other expense                      (7,992)           (5,482)           (15,269)          (21,500)
                                         ------------      ------------       ------------      ------------

Net loss                                 $   (207,150)     $   (305,813)      $   (413,472)     $   (570,679)
                                         ============      ============       ============      ============

Basic loss per share                     $      (0.01)     $      (0.02)      $      (0.03)     $      (0.04)
                                         ============      ============       ============      ============
Weighted average shares
 used in per share calculation             15,470,304        14,451,138         15,467,512        14,397,602
                                         ============      ============       ============      ============


                 The accompanying notes are an integral part of
                      these condensed financial statements

                              CIRALIGHT GLOBAL, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Six Months Ended
                                                                                      June 30,
                                                                          -------------------------------
                                                                             2013                 2012
                                                                          ----------           ----------
Cash flows from operating activities:
  Net Loss                                                                $ (413,472)          $ (570,679)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Options issued for services                                              34,249               42,899
     Options issued for financing costs                                           --               11,480
     Depreciation and amortization                                             4,956                2,659
     Contribution of rent from a related party                                    --                1,500
     Bad debt expense                                                        (14,369)                  --
  Changes in operating assets and liabilities
     (Increase) decrease in inventory                                          4,092               18,149
     (Increase) decrease in accounts receivable                              190,413               24,701
     (Increase) decrease in prepayments and other current assets             (55,073)             (14,003)
     (Increase) decrease in notes receivable - employee advances                 125                   --
     Increase (decrease) in accrued expenses - related party                  19,017                8,676
     Increase (decrease) in accounts payable                                  (3,104)             114,671
     Increase (decrease) in other payables                                    42,194               54,417
     Increase (decrease) in deferred revenue                                  36,575               12,069
                                                                          ----------           ----------
Net cash used in operating activities                                       (154,397)            (293,461)
                                                                          ----------           ----------
Cash flow used in investing activities
  Patent development costs                                                        --              (13,710)
  Purchase of property, plant & equipment                                       (248)                  --
                                                                          ----------           ----------
Net cash used in investing activities                                           (248)             (13,710)
                                                                          ----------           ----------
Cash flows from financing activities:
  Cash from sale of common stock                                               5,000              100,000
  Proceeds from related party notes payable                                  124,150              180,000
  Payments towards related party note payable                                     --              (50,000)
                                                                          ----------           ----------
Net cash provided by financing activities                                    129,150              230,000
                                                                          ----------           ----------

Net decrease in cash                                                         (25,495)             (77,171)

Cash, beginning of period                                                     81,060               97,443
                                                                          ----------           ----------

Cash, end of period                                                       $   55,565           $   20,272
                                                                          ==========           ==========
Supplemental cash flow information:
  Interest paid                                                           $       --           $       --
  Income taxes paid                                                       $       --           $       --

Non-cash investing and financing activities
  Common stock issued for accrued liabilities                             $   73,335           $       --
                                                                          ==========           ==========
  Debt and liabilities settled with common stock                          $   67,322           $       --
                                                                          ==========           ==========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (Unaudited)


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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (Unaudited)


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

The results of operations for the three month period ended June 30, 2013 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

3. Liquidity and Operations:

The Company had a net loss of $413,472 for the six months ended June 30, 2013. As of June 30, 2013, the Company had cash of $55,565. In addition, the Company had accounts receivable of $68,281, inventory on hand at a cost valuation of $124,451, and accounts payable of $232,482.

The  Company  has  experienced   losses  primarily   attributable  to  research,
development, marketing and other costs associated with the strategic plan to develop as a world class supplier of sustainable lighting technologies. Cash

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (Unaudited)


flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended June 30, 2013 and the year ended December 31, 2012 were financed by product sales contracts, common stock issuances, shareholder advances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the Creditors at the rate of $0.10 per share. The due date on the line of credit was extended indefinitely by the Adams with the understanding that they could call the note due anytime thereafter at their option. In addition they have advanced amounts in excess of the initial limit of $500,000.

In addition the company was recently approved by the XM Bank (by the Dept. Of Commerce) to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this XM Bank program, the company will receive 90% of an international sale at the time the order ships thus improving the company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the XM Bank which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back XM Bank, the balance of the order is remitted to the Company. In addition, The company will continue to obtain working capital by accessing capital markets. On May 24, 2013 the Company signed an agreement with BCC Valuation Advisors, an investment Banking Company to raise $5,000,000 for Ciralight Global, Inc. This is expected to take approximately two to six months to raise. To provide the needed working capital in the meantime a letter making a call to the existing shareholders to advance their prorata share of a $300,000 bridge loan was distributed on June 14th. This would be a one year loan with interest at 6% per year, convertible to stock between months six and twelve at $0.35/share. Management believes that with the increased level of sales, the call to the shareholders, the working capital funding to be provided by BCC and the XM Bank financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

4. Related Party Transactions

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the creditors at the rate of $0.10 per share. The

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (Unaudited)


principle balance owed as of June 30, 2013 was $573,684. As of June 30, 2013 the Related party line of credit due to George and Terry Adams was $203,684 and $370,000, respectively. These proceeds have been used for short term working capital purposes. Interest payable of $27,526 has been recorded as of June 30, 2013, making a total amount due of $601,210.

In addition, the company issued a note to Fred Feck for $33,000 on June 30, 2012 in exchange for rent for the warehouse occupied by the company. Fred Feck is a board member and Secretary of the company. As of June 30, 2013 the accrued interest on Mr. Feck's note is $1,742.

On June 14, 2013 the company offered its existing shareholders an opportunity to participate in a convertible bridge loan based on their pro-rata shareholder ownership percentage. The bridge loan is for a period of one year with interest at six percent per annum and convertible to stock at the rate of $.35 per share. As of June 30, 2013 the amount of $29,150 was loaned by shareholders, pursuant to this agreement.

The total related party accrued interest of $29,268 is included in the accrued expenses, related parties amount on the Company's financial statements.

Accrued Expenses - Related Party - As of June 30, 2013, the Company had Accrued Expenses consisting of the following:

Accrued Expenses - Related Party
  Royalty fees - Related Party                            $54,664
  Accrued Interest - Related Parties                       29,268
                                                          -------
Total Accrued Expenses - Related Parties                  $83,932
                                                          =======

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At June 30, 2013 accrued royalties in the amount of $54,664, related to our sale of 2,733 units.

The Company previously leased warehouse space from one of our directors, Frederick Feck. As of May 31, 2013 the warehouse operation was outsourced to Cargo House in Carson California.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (Unaudited)


Chaparral Green Energy Solutions, LLC are the same as for the other dealer and distributorship agreements. Therefore, the agreement with Chaparral Green Energy Solutions, LLC does not contain preferential or more favorable terms or conditions than agreements with our other dealers or distributors.

On April 1, 2011, in consideration for the Adams family notes, the Company granted the Adams family 300,000 stock options at an exercise price of $.50 per option that will be exercisable over five years. The options will vest over one year at 75,000 options per quarter. Additionally, the Company executed a note payable to Vera Cruz Properties, which is owned by a related party, Fred Feck, who agreed to accrue the monthly rent on our Corona, California warehouse facility in order to assist the company with its cash flow. The note was executed on June 30, 2012, with interest at prime plus two, all due and payable in one year. The note is convertible to common stock at option of the holder at the price of $.50 per share.

During the six months ending June 30, 2013 there were 133,336 shares issued to the Board of Directors for their services and to Smokey Robinson, a Board member for his services related to Marketing and Public Relations. Through April 30, 2013, each of the six Board Members received 50,000 common stock shares with the shares accrued monthly and issuable quarterly. In addition, through April 30, 2013, Smokey Robinson received 50,000 shares for his marketing and public relation services. These are also accrued monthly and issuable quarterly. The Board will adopt a Board Compensation plan at the next Board meeting.

In April 2012 Jarett Fenton was hired to serve as a contract Chief Financial Officer. In May 2012, the Board added Terry Adams, Larry Eisenberg, Richard Katz and William "Smokey" Robinson Jr. to the Board of Directors. Terry Adams was appointed by the Board to serve as the Chairman of the Board. At the June 25, 2012 Shareholder meeting, all of the Board of Directors were elected to new terms. The Board thereafter confirmed the officers to be Terry Adams, as Chairman of the Board, Jeff Brain as CEO, President and Chief Operating Officer, Jarett Fenton as Chief Financial Officer and Fred Feck as Secretary. In December 2012, Jarrett Fenton stepped down to pursue other opportunities.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (Unaudited)


During the three month period ended June 30, 2013, a total of 14,286 shares of common stock were issued. These shares were purchased by a shareholder at the rate of $.35 per share.

6. Stock Options and Warrants:

The following table summarizes the activity of stock options for the six months ended June 30, 2013:

                                           Number of Shares     Weighted Average
                                             Outstanding         Exercise Price
                                             -----------         --------------

Balance, December 31, 2012                    1,352,900             $ .464
  Options vested                                100,000             $ .464
  Options Exercised                                  --                 --
  Options forfeited or expired                       --                 --
Balance, June 30, 2013                        1,452,900             $.464

The weighted average fair values of options vested during the quarter ended June 30, 2013 was $.25 per option. The value recorded for the options vested during the six months ended June 30, 2013 was $34,249.

The following table summarizes the activity of warrants for the six months ended June 30, 2013:

                                         Number of Warrants     Weighted Average
                                             Outstanding         Exercise Price
                                             -----------         --------------

Balance, December 31, 2012                      400,000             $ .50
  Warrants granted                                   --                --
  Warrants Exercised                                 --                --
  Warrants forfeited or expired                      --                --
Balance, June 30, 2013                          400,000             $ .50

During the six months ended June 30, 2013, the company granted no stock purchase warrants.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2013
                                   (Unaudited)


7. Commitments and Contingencies:

Operating Leases -- The Company has not entered into any long term leases. The Company previously leased approximately 3,500 square feet of warehouse space in Corona, California, on a verbal month to month basis from one of our Directors, Frederick Feck. Commencing June 1, 2013, the Company outsourced the warehouse operations to Cargo House in Carson, California.

Prepaid Inventory - Ciralight has agreements with several inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of June 30, 2013, purchase order prepaid deposits totaled $65,557 with several of our major suppliers.

8. Legal Matters:

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us is $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us. In the first quarter of 2013, this legal matter was resolved with a settlement agreement that provides Ciralight with the sum of $23,000 paid over 10 months. Through June 30, 2013, the Company has received payments totaling $18,500 pursuant to the settlement.

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

9. Subsequent Events:

The Company has performed an evaluation of subsequent events pursuant to ASC 855 and the subsequent events which would require recognition or disclosure in the financial statements are as follows:

In July 2013, a total of 10,000 shares of common stock were issued. These shares were purchased for cash by a shareholder at the rate of $.35 per share.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2013 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, AND THE NOTES TO THOSE FINANCIAL STATEMENTS THAT ARE INCLUDED IN ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

The results of operations for the three month period ended June 30, 2013 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

NET SALES. Net sales increased slightly from $395,134 for the six months ended June 30, 2012 to $397,253 for the six months ended June 30, 2013. This increase in sales was due to the resolution of the manufacturing problem with the production of our GPS Controller. Ciralight terminated its relationship in mid-September, 2012, with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer has been able to reach full production and we have been able to fill back orders that had accumulated, as well as proceed with new orders. A number of sales were slated to ship in June 2013 but were delayed into July, due to a delay in receiving a shipment of domes. The total of these shipments is approximately $145,000.

COST OF SALES. Cost of sales decreased from $373,258 for the six months ended June 30, 2012 to $283,339 for the six months ended June 30, 2013. This was achieved through production efficiencies that reduced costs, as well as decreased warranty and product replacement costs.

GROSS PROFIT. Gross profit substantially increased from $21,876 for the six months ended June 30, 2012 to $113,914 for the six months ended June 30, 2013. This increase in gross profit was due to increased sales, and lower production costs and elimination of the Suntron related warranty costs.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses decreased from $571,055 for the six months ended June 30, 2012 to $512,117 for the six months ended June 30, 2013. This slight increase was due to the compensation to the Board of Directors which increased from two members to six members being recorded quarterly, while in the past it was recorded at the end of each year.

General and administrative expenses decreased from $457,989 for the six months ended June 30, 2012 to $452,962 for the six months ended June 30, 2013. This decrease was due to changes in our operations that result in cost efficiencies such as outsourcing the warehouse operations which cut certain staffing and related occupancy costs.

Selling and marketing expenses decreased from $98,498 for the six months ended June 30, 2012 to $53,956 for the six months ended June 30, 2013. This decrease was the result of changes in our marketing and selling programs.

Research and Development expenses decreased from $14,568 for the six months ended June 30, 2012 to $5,199 for the six months ended June 30, 2013. This decrease was the result of lower engineering costs associated with the Suntron issue that occurred in 2012.

INCOME TAXES. For the six months ended June 30, 2013, management has decided not to record the tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2013 and 2012.

Net cash used in operating activities was $(154,398) for the six months ended June 30, 2013 and resulted primarily from a net loss of $413,472 partially offset by sales, collection of receivables, increases in other payables, collection of deferred revenue and increases in accounts payable. Net cash used in operating activities was $(293,461) for the three month period ended June 30, 2012 and resulted primarily from a net loss of $570,679 partially offset by decreases in accounts receivable and related party notes receivable and an increase in deferred revenues.

Net cash was used in investing activities for the six months ended June 30, 2013 for the purchase of Property and equipment in the amount of $248, and Net cash used in investing activities for the six months ended June 30, 2012 for Software Development in the amount of $13,910.

Net cash provided by financing activities was $129,150 for the six months ended June 30, 2013 and resulted primarily from net proceeds from related party notes payable. Net cash provided by financing activities was $230,000 for the three month period ended June 30, 2012 and resulted primarily from net proceeds from related party notes payable.

The Company had net losses of $413,472, and $570,679 for the six months ended June 30, 2013 and 2012 respectively. As of June 30, 2013, the Company had cash of $55,565. In addition, the Company had accounts receivable of $68,281, inventory on hand at a cost valuation of $124,451, and accounts payable of $232,482.

The Company has experienced losses primarily attributable to an interruption in the product supply during the third and fourth quarters of 2012, as well as increased research, development, marketing and other costs associated with the strategic plan to position the company as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended June 30, 2013 and the year ended December 31, 2012 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit was initially for a period of six months at an interest rate of prime plus 2%. This line of credit has been extended through 2013.

In addition, the Company was approved by the XM Bank (by the Dept. of Commerce) to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this XM Bank program, the Company will receive 90% of an international sale at the time the order ships thus improving the Company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the XM Bank which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back XM Bank, the balance of the order is remitted to the Company. In addition, The Company will continue to obtain working capital by accessing capital markets. On May 24, 2013 the Company signed an agreement with BCC Valuation Advisors, an investment Banking Company to raise $5,000,000 for Ciralight Global, Inc. However, we cannot guarantee that any money will be raised by BCC Valuation Advisors. This is expected to take approximately two to six months to raise. To provide the needed working capital in the meantime a letter making a call to the existing shareholders to advance their prorata share of a $300,000 bridge loan was distributed on June 14th. This would be a one year loan with interest at 6% per year, convertible to stock between months six and twelve at $0.35/share. Management believes that with the increased level of sales, the call to the shareholders, the working capital funding to be provided by BCC and the XM Bank financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

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

The following table summarizes our contractual obligations as of June 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                    Payments Due by Period
                                                       ------------------------------------------------
                                                       Less than
                                           Total        1 year      1-3 Years    3-5 Years    5 years +
                                          --------     --------     ---------    ---------    ---------
Contractual Obligations:
  Advances payable - related parties      $606,684     $606,684      $     --     $     --     $    --
  Interest Payments (1)                     29,268       29,268            --           --          --
  Operating Leases                               0            0            --           --          --
  Commitments to Purchase Inventory         61,166       61,166            --           --          --
                                          --------     --------      --------     --------     -------

Totals:                                   $697,118     $697,118      $     --     $     --     $    --
                                          ========     ========      ========     ========     =======

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us. The final settlement amount owed to us is $23,000, of which $18,500 has been received by the company through June 30, 2013.

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

During the three month period ended June 30, 2013, a total of 14,286 shares of common stock were issued. These shares were purchased by a shareholder at the rate of $.35 per share.

The above shares were issued in reliance on the exemption from registration requirements of the 33 Act provided by Section 4(2) or Regulation D, Rule 506, promulgated there under.

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

101**         Interactive data files pursuant to Rule 405 of Regulation S-T

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

                                        CIRALIGHT GLOBAL, INC.


Date: August 19, 2013                   /s/ Jeffrey S.  Brain
                                        ----------------------------------------
                                        Jeffrey S. Brain
                                        President, Chief Executive Officer