Form 10-Q
period 2013-09-30
Ciralight Global, Inc.
filed 2013-11-13
CIK 1463961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2013
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2013 there were 15,610,141 outstanding shares of the Registrant's Common Stock, $0.001 par value.

                               Report on Form 10-Q

                    For the Quarter Ended September 30, 2013

                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements                                                  3

          Condensed Balance Sheets as of September 30, 2013 (Unaudited)
          and December  31, 2012                                               3

          Condensed Statements of Operations for the three and nine months
          ended September 30, 2013 and 2012 (Unaudited)                        4

          Condensed Statements of Cash Flows for the nine months ended
          September 30, 2013, and 2012  (Unaudited)                            5

          Notes to Condensed Unaudited Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           20

Item 4.  Controls and Procedures                                              21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 1A. Risk Factors                                                         21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Mine Safety Disclosures                                              22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

SIGNATURES                                                                    25

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             CIRALIGHT GLOBAL, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,          December 31,
                                                                                   2013                   2012
                                                                               ------------           ------------
                                                                                (Unaudited)
                                     ASSETS

Current assets:
  Cash                                                                         $      4,207           $     81,060
  Restricted cash                                                                     7,636                  7,636
  Accounts receivable, net of allowance of $9,056 and $23,425, respectively          96,493                244,325
  Inventory                                                                         158,051                128,543
  Prepaid expenses and other current assets                                         118,770                 30,590
                                                                               ------------           ------------

      Total current assets                                                          385,157                492,154
                                                                               ------------           ------------

Property and equipment, net                                                           6,208                  8,748
Intangible assets, net                                                               80,646                 67,426
                                                                               ------------           ------------

      Total assets                                                             $    472,011           $    568,328
                                                                               ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                             $    251,852           $    235,586
  Line of credit - related party                                                    623,684                530,000
  Accrued expenses - related parties                                                 97,587                 30,877
  Deferred revenue                                                                   80,492                 94,278
  Other payables                                                                    103,311                230,290
  Notes payable - related parties                                                    80,850                 33,000
                                                                               ------------           ------------

      Total current liabilities                                                   1,237,776              1,154,031
                                                                               ------------           ------------
Stockholders' equity (deficit)
  Preferred stock - $.001 par value; 10,000,000 shares authorized,
   1,000,000 Redeemable Series A Preferred shares issued and outstanding              1,000                  1,000
  Common stock - $.001 par value; 50,000,000 shares authorized,
   15,610,141 and 15,066,569 shares issued and outstanding, respectively             15,610                 15,066
  Additional paid-in capital                                                      3,630,263              3,284,821
  Accumulated deficit                                                            (4,412,638)            (3,886,590)
                                                                               ------------           ------------

      Total stockholders' equity (deficit)                                         (765,765)              (585,703)
                                                                               ------------           ------------

      Total liabilities and stockholders' equity (deficit)                     $    472,011           $    568,328
                                                                               ============           ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Quarter Ended              For the Nine Months Ended
                                                 September 30,                       September 30,
                                         -----------------------------       ------------------------------
                                             2013             2012               2013              2012
                                         ------------     ------------       ------------      ------------
Sales                                    $    290,998     $    105,715       $    688,251      $    500,849

Cost of goods sold                            227,103           67,905            510,442           441,163
                                         ------------     ------------       ------------      ------------
Gross profit                                   63,895           37,810            177,809            59,686
                                         ------------     ------------       ------------      ------------
Operating expenses
  Research and development expenses                --           38,255              5,199            52,824
  Selling and marketing expenses                2,609           24,377             56,565           122,875
  General and administrative expenses         164,422          249,008            617,384           706,997
                                         ------------     ------------       ------------      ------------
Total operating expenses                      167,031          311,640            679,148           882,696
                                         ------------     ------------       ------------      ------------

Loss from operations                         (103,136)        (273,830)          (501,339)         (823,010)
                                         ------------     ------------       ------------      ------------
Other expense
  Interest expense, net                        (9,440)          (7,038)           (24,709)          (28,538)
                                         ------------     ------------       ------------      ------------
Total other expense                            (9,440)          (7,038)           (24,709)          (28,538)
                                         ------------     ------------       ------------      ------------

Net loss                                 $   (112,576)    $   (280,868)      $   (526,048)     $   (851,548)
                                         ============     ============       ============      ============

Basic loss per share                     $      (0.01)    $      (0.02)      $      (0.03)     $      (0.06)
                                         ============     ============       ============      ============
Weighted average shares
 used in per share calculation             15,608,141       14,824,204         15,514,388        14,489,388
                                         ============     ============       ============      ============

              The accompanying notes are an integral part of these
                         condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                          -------------------------------
                                                                             2013                 2012
                                                                          ----------           ----------
Cash flows from operating activities:
  Net Loss                                                                $ (526,048)          $ (851,548)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Options issued for services                                              75,256               77,720
     Options issued for financing costs                                           --               11,480
     Depreciation and amortization                                             7,790                4,750
     Contribution of rent from a related party                                    --                1,500
     Bad debt expense                                                          2,577               23,200
  Changes in operating assets and liabilities
     (Increase) decrease in inventory                                        (29,508)              (4,368)
     (Increase) decrease in accounts receivable                              145,255               52,435
     (Increase) decrease in prepayments and other current assets             (30,896)             (68,257)
     (Increase) decrease in notes receivable - employee advances                 125                   --
     Increase (decrease) in accrued expenses - related party                  32,671               16,120
     Increase (decrease) in accounts payable                                  16,266               39,715
     Increase (decrease) in other payables                                    60,565              103,075
     Increase (decrease) in deferred revenue                                 (13,786)              77,014
                                                                          ----------           ----------
Net cash used in operating activities                                       (259,733)            (517,164)
                                                                          ----------           ----------
Cash flow used in investing activities
  Patent development costs                                                   (18,470)             (21,710)
                                                                          ----------           ----------
Net cash used in investing activities                                        (18,470)             (21,710)
                                                                          ----------           ----------
Cash flows from financing activities:
  Cash from sale of common stock                                               8,500              300,000
  Payments of commission on sales of common stock                                 --              (10,000)
  Proceeds from related party notes payable                                  202,850              220,000
  Payments towards related party note payable                                (10,000)             (50,000)
                                                                          ----------           ----------
Net cash provided by financing activities                                    201,350              460,000
                                                                          ----------           ----------

Net decrease in cash                                                         (76,853)             (78,874)

Cash, beginning of period                                                     81,060               97,443
                                                                          ----------           ----------

Cash, end of period                                                       $    4,207           $   18,569
                                                                          ==========           ==========
Supplemental cash flow information:
  Interest paid                                                           $       --           $       --
  Income taxes paid                                                       $       --           $       --

Non-cash investing and financing activities
  Common stock issued for acquisition of intangible assets                $       --           $   22,422
  Common stock issued for accrued liabilities                             $  137,499           $  115,616
  Debt and liabilities settled with common stock                          $   67,322           $       --

              The accompanying notes are an integral part of these
                         condensed financial statements

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2013
                                   (Unaudited)


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

Ciralight, Inc., the company whose assets were foreclosed on by Mr. Adams, was also in the business of designing, developing, and distributing proprietary advanced day lighting systems for traditional non-residential markets that benefit from natural lighting. Ciralight, Inc. ceased operations on March 14, 2009, following the foreclosure by Mr. Adams. Since the acquisition of the assets was through a foreclosure, the former company and its officers remain liable for the Ciralight Inc.'s debts and the Company has no financial responsibility for those debts. None of the employees or management of Ciralight Inc. are involved in the Company. The business operations of our Company are located in Irvine, California and the Company operates with four employees, the Chief Executive Officer, the a Controller, a marketing/promotions manager and an executive assistant.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2013
                                   (Unaudited)


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

The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

3. Liquidity and Operations:

The Company had a net loss of $526,048 for the nine months ended September 30, 2013. As of September 30, 2013, the Company had cash of $4,207 and restricted cash of $7,636. In addition, the Company had accounts receivable of $96,493, inventory on hand at a cost valuation of $158,051, and accounts payable of $251,852.

The Company has experienced losses primarily attributable to administrative costs, sales costs, marketing and other costs associated with the strategic plan

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2013
                                   (Unaudited)


to develop as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended September 30, 2013 and the year ended December 31, 2012 were financed by product sales contracts, common stock issuances, shareholder advances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the Creditors at the rate of $0.10 per share. The due date on the line of credit was extended indefinitely by the Adams with the understanding that they could call the note due anytime thereafter at their option. In addition they have advanced amounts in excess of the initial limit of $500,000.

In addition the company was approved in 2012 by the XM Bank (by the Dept. Of Commerce) to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this XM Bank program, the company will receive 90% of an international sale at the time the order ships thus improving the company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the XM Bank which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back XM Bank, the balance of the order is remitted to the Company. In addition, The company will continue to obtain working capital by accessing capital markets. In May 2013 the Company signed an agreement with BCC Valuation Advisors, an investment Banking Company to raise up to $5,000,000 for Ciralight Global, Inc. BCC Capital has presented the company to a number of Venture Capital Companies and potential strategic partners. BCC continues to work with a number of candidates with varying levels of interest and believes it has a serious investor in consideration for a seven figure investment. The Company put out a call to the existing shareholders to advance their pro-rata share of a $300,000 bridge loan was distributed on June 14th. This was done as a one year loan with interest at 6% per year, convertible to stock between months six and twelve at $0.35/share. In addition, with the Jobs Act implementation, the company is contracting with Crowdfunder.com to raise equity funds in an amount of $500,000 to $1,500,000, and Kickstarter to fund specific new products. Management believes that with the increased level of sales, the call to the shareholders, the working capital funding to be provided by BCC, crowdfunder, kickstarter and the XM Bank financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2013
                                   (Unaudited)


4. Related Party Transactions

On March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit is for a period of six months at an interest rate of prime plus 2%. In the event that the loan balance is not fully repaid at the end of the six month term, then the outstanding balance plus accrued interest may be convertible to common stock at the option of the creditors at the rate of $0.10 per share. The principle balance owed as of September 30, 2013 was $623,684. As of September 30, 2013 the Related party line of credit due to George and Terry Adams was $203,684 and $420,000, respectively. These proceeds have been used for short term working capital purposes. Interest payable of $35,503 has been recorded as of September 30, 2013, making a total amount due of $659,187.

In addition, the company issued a note to Fred Feck for $33,000 on June 30, 2012 in exchange for rent for the warehouse occupied by the company. Fred Feck is a board member and Secretary of the company. As of September 30, 2013 the accrued interest on Mr. Feck's note is $2,175.

On June 14, 2013 the company offered its existing shareholders an opportunity to participate in a convertible bridge loan based on their pro-rata shareholder ownership percentage. The bridge loan is for a period of one year with interest at six percent per annum and convertible to stock at the rate of $.35 per share. As of September 30, 2013 the amount of $47,850 was loaned by shareholders, pursuant to this agreement.

The total related party accrued interest of $38,327 is included in the accrued expenses, related parties amount on the Company's financial statements.

Accrued Expenses - Related Party - As of September 30, 2013, the Company had Accrued Expenses consisting of the following:

Accrued Expenses - Related Party
  Royalty fees - Related Party                     $59,260
  Accrued Interest - Related Parties                38,327
                                                   -------
Total Accrued Expenses - Related Parties           $97,587
                                                   =======

Royalty Fees Payable - The Adams Agreement described in Note 1 above, granted Mr. Adams a royalty fee of $20.00 for each SunTracker One(TM) and SunTracker Two(TM) unit or any future units that are based on the patent rights we acquired from him. The maximum royalty fees payable under the Adams Agreement is $2,000,000 based on the sale of 100,000 units. At September 30, 2013 accrued royalties in the amount of $59,260, related to our sale of 2,963 units.

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2013
                                   (Unaudited)


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

During the nine months ending September 30, 2013 there were 249,998 shares issued to the Board of Directors for their services and to Smokey Robinson, a Board member for his services related to Marketing and Public Relations. Through April 30, 2013, each of the six Board Members received 50,000 common stock shares with the shares accrued monthly and issuable quarterly. In addition, through April 30, 2013, Smokey Robinson received 50,000 shares for his marketing and public relation services. These are also accrued monthly and issuable quarterly.

On September 27, 2013 the Board approved Board Compensation for the period of May 1, 2013 through April 30, 2014. The Board approved granting each board member with options to buy 75,000 common stock shares at the rate of $.2975. The Options vested as of May 1, 2013 and extend for a period of 5 years.

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

During the three month period ended September 30, 2013, a total of 126,662 shares of common stock were issued. Of the shares issued, 10,000 shares were

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2013
                                   (Unaudited)


purchased by a shareholder at the rate of $.35 per share and 116,662 shares were issued to directors for their services.

6. Stock Options and Warrants:

The following table summarizes the activity of stock options for the nine months ended September 30, 2013:

                                           Number of Shares     Weighted Average
                                             Outstanding         Exercise Price
                                             -----------         --------------

Balance, December 31, 2012                    1,352,900             $ .464
  Options vested                                550,000             $ .330
  Options Exercised                                  --                 --
  Options forfeited or expired                       --                 --
                                              ---------
Balance, September 30, 2013                   1,902,900             $ .425
                                              =========

The weighted average fair values of options vested during the quarter ended September 30, 2013 was $.24 per option. The value recorded for the options vested during the nine months ended September 30, 2013 was $75,256.

The following table summarizes the activity of warrants for the nine months ended September 30, 2013:

                                          Number of Warrants    Weighted Average
                                             Outstanding         Exercise Price
                                             -----------         --------------

Balance, December 31, 2012                      400,000             $ .50
  Warrants granted                                   --                --
  Warrants Exercised                                 --                --
  Warrants forfeited or expired                      --                --
                                              ---------
Balance, September 30, 2013                     400,000             $ .50
                                              =========

During the nine months ended September 30, 2013, the company granted no stock purchase warrants.

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

                             CIRALIGHT GLOBAL, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2013
                                   (Unaudited)


Prepaid Inventory - Ciralight has agreements with several inventory component suppliers generally provide that between 50% and 60% of the purchase order price is due upon the placement of an order, with the remaining balance due upon completion and shipment of the order, normally within 30 days. Purchase order prepaid deposits are included in the balance sheet as Prepaid expenses and other current assets. As of September 30, 2013, purchase order prepaid deposits totaled $28,718 with several of our major suppliers.

8. Legal Matters:

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. The amount owed to us was $39,000 plus legal fees and costs. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us. In the first quarter of 2013, this legal matter was resolved with a settlement agreement that provides Ciralight with the sum of $23,000 paid over 10 months. Through September 30, 2013, the Company has received payments totaling $20,000 pursuant to the settlement.

Ciralight Global, Inc. has potential litigation against Suntron Corporation for alleged issues related to work done during production in 2011 and 2012. Ciralight has notified Suntron regarding our damages and losses and hopes to reach a settlement. Ciralight has notified Suntron that our damages exceed the balance owed to them and therefore do not consider that we owe them any money. Our potential damages include our payment for faulty product, for reimbursement of engineering fees to investigate the problems, rework costs, recall costs, lost sales and damage to our reputation.

9. Subsequent Events:

The Company has performed an evaluation of subsequent events pursuant to ASC 855 and has determined that there have not been any material subsequent events.

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

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF CIRALIGHT GLOBAL, INC., FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013 (UNAUDITED) SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL
STATEMENTS,  AND THE NOTES TO THOSE  FINANCIAL  STATEMENTS  THAT ARE INCLUDED IN
ITEM 1 ELSEWHERE IN THIS FILING. REFERENCES TO "WE," "OUR," OR "US" IN THIS SECTION REFERS TO THE COMPANY AND ITS SUBSIDIARIES. OUR DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS AND THE TIMING OF EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER THE RISK FACTORS, FORWARD-LOOKING STATEMENTS AND BUSINESS SECTIONS IN THIS PROSPECTUS. WE USE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "PLAN," "PROJECT," "CONTINUING," "ONGOING," "EXPECT," "BELIEVE," "INTEND," "MAY," "WILL," "SHOULD," "COULD," AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS.

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

The results of operations for the nine month period ended September 30, 2013 is not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

                              RESULTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED
                    TO THREE MONTHS ENDED SEPTEMBER 30, 2012

NET SALES. Net sales increased from $105,715 for the three months ended September 30, 2012 to $290,998 for the three months ended September 30, 2013. This increase was due to the resolution of the prior year manufacturer delay that impacted our sales.

COST OF SALES. Cost of sales increased from $67,905 for the three months ended September 30, 2012 to $227,103 for the three months ended September 30, 2013. This was due to an increase in sales.

GROSS PROFIT. Gross profit decreased from $37,810 for the three months ended September 30, 2012 to $63,895 for the three months ended September 30, 2013. This increase was due to an increase in sales.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses decreased from $311,640 for the three months ended September 30, 2013 to $167,031 for the three months ended September 30, 2013. This decrease was due to changes in business operations such as outsourcing the warehouse functions, reduction in R&D expenditures and streamlining staffing personnel.

General and administrative expenses decreased from $249,008 for the three months ended September 30, 2012 to $164,422 for the three months ended September 30, 2013. This decrease was due to changes in business operations such as outsourcing the warehouse function and streamlining our staffing.

Selling and marketing expenses decreased from $24,377 for the three months ended September 30, 2012 to $2,609 for the three months ended September 30, 2013. This decrease was due to increased reliance on internet marketing to secure clients through the new automated CRM system.

Research and Development expenses decreased from $38,255 for the three months ended September 30, 2012 to $0 for the three months ended September 30, 2013. This was decrease was due to the elimination of the R&D expended in 2012 to determine the issue related to the faulty manufacturer products.

INCOME TAXES. For the three months ended September 30, 2013, management has decided not to record the tax benefit. The tax benefit was not recorded for the three months ending September 30, 2012 as well.

                              RESULTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED
                     TO NINE MONTHS ENDED SEPTEMBER 30, 2012

NET SALES. Net sales increased from $500,849 for the nine months ended June 30, 2012 to $688,251 for the nine months ended September 30, 2013. This increase in sales was due to the resolution of the manufacturing problem with the production of our GPS Controller. Ciralight terminated its relationship in mid-September, 2012, with the manufacturer and elected to move production of its GPS Controllers to a new supplier. The new manufacturer has been able to reach full production and we have been able to fill back orders that had accumulated, as well as proceed with new orders.

COST OF SALES. Cost of sales increased from $441,163 for the nine months ended September 30, 2012 to $510,442 for the nine months ended September 30, 2013. The cost of sales increased due to the increase in net sales. As a percent of sales, the ratio decreased as a result of production efficiencies that reduced costs, as well as decreased warranty and product replacement costs.

GROSS PROFIT. Gross profit substantially increased from $59,686 for the nine months ended June 30, 2012 to $177,809 for the nine months ended September 30, 2013. This increase in gross profit was due to increased sales, and lower production costs and elimination of the warranty costs.

OPERATING EXPENSES. Our operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Total operating expenses decreased from $882,696 for the nine months ended September 30, 2012 to $679,148 for the nine months ended September 30, 2013. This decrease was the result of changes in operations to make the company more efficient and reduce costs.

General and administrative expenses decreased from $706,997 for the nine months ended September 30, 2012 to $617,384 for the nine months ended September 30, 2013. This decrease was due to changes in our operations that result in cost efficiencies such as outsourcing the warehouse operations which cut certain staffing and related occupancy costs.

Selling and marketing expenses decreased from $122,875 for the nine months ended September 30, 2012 to $56,565 for the nine months ended September 30, 2013. This decrease was the result of changes in our marketing and selling programs which included increased reliance on internet marketing.

Research and Development expenses decreased from $52,824 for the nine months ended June 30, 2012 to $5,199 for the nine months ended September 30, 2013. This decrease was the result of lower engineering costs associated with the manufacturer issue that occurred in 2012.

INCOME TAXES. For the nine months ended September 30, 2013, management has decided not to record the tax benefit. The tax benefit was not recorded for the nine months ending September 30, 2012 as well.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013 and 2012.

Net cash used in operating activities was $(259,733) for the nine months ended September 30, 2013 and resulted primarily from a net loss of $256,048 partially offset by sales, collection of receivables, increases in other payables, collection of deferred revenue and increases in accounts payable. Net cash used in operating activities was $(517,164) for the nine month period ended September 30, 2012 and resulted primarily from a net loss of $851,548 partially offset by decreases in accounts receivable and related party notes receivable and an increase in deferred revenues.

Net cash was used in investing activities for the nine months ended September 30, 2013 for the purchase of Patent application costs in the amount of $18,470, and Net cash used in investing activities for the nine months ended September 30, 2012 for Software Development in the amount of $21,710.

Net cash provided by financing activities was $201,350 for the nine months ended September 30, 2013 and resulted primarily from net proceeds from related party notes payable. Net cash provided by financing activities was $460,000 for the nine month period ended September 30, 2012 and resulted primarily from net proceeds from related party notes payable.

The Company had net losses of $526,048, and $851,548 for the nine months ended September 30, 2013 and 2012 respectively. As of September 30, 2013, the Company had cash of $4,207 and restricted cash of $7,636. In addition, the Company had accounts receivable of $96,493, inventory on hand at a cost valuation of $158,051, and accounts payable of $251,852.

The Company has experienced losses primarily attributable to an interruption in the product supply during the third and fourth quarters of 2012, as well as increased research, development, marketing and other costs associated with the strategic plan to position the company as a world class supplier of sustainable lighting technologies. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the quarter ended September 30, 2013 and the year ended December 31, 2012 were financed by product sales contracts, common stock issuances, as well as from working capital reserves. In addition, on March 23, 2012, the company entered into a revolving line of credit with the Adams family, a related party, in the amount of up to $500,000. The line of credit was initially for a period of six months at an interest rate of prime plus 2%. This line of credit has been extended through 2013.

In addition, the Company was approved by the XM Bank (by the Dept. of Commerce) to insure and finance transactions for international Distributors and Dealers. This provides up to $270,000 in financing. Under this XM Bank program, the Company will receive 90% of an international sale at the time the order ships thus improving the Company's cash flow. The international Distributor and Dealer than have 90 days, instead of 21 days to pay back the XM Bank which is a good incentive for our Distributors and Dealers to sell more product. When the Distributor or Dealer pays back XM Bank, the balance of the order is remitted to the Company. In addition, The Company will continue to obtain working capital by accessing capital markets. In May 2013 the Company signed an agreement with BCC Valuation Advisors, an investment Banking Company to raise up to $5,000,000 for Ciralight Global, Inc. BCC Capital has presented the company to a number of Venture Capital Companies and potential strategic partners. BCC continues to work with a number of candidates with varying levels of interest and believes it has a serious investor in consideration for a seven figure investment. The Company put out a call to the existing shareholders to advance their pro-rata share of a $300,000 bridge loan was distributed on June 14th. This was done as a one year loan with interest at 6% per year, convertible to stock between months six and twelve at $0.35/share. In addition, with the Jobs Act implementation, the company is contracting with Crowdfunder.com to raise equity funds in an amount of $500,000 to $1,500,000, and Kickstarter to fund specific new products. Management believes that with the increased level of sales, the call to the shareholders, the working capital funding to be provided by BCC, Crowdfunder, Kickstarter and the XM Bank financing the company will have sufficient liquidity to carry on operations for the next twelve months. However, there can be no assurance that management will be able to fully deliver on its business plans.

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

The following table summarizes our contractual obligations as of September 30, 2013, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

                                                                    Payments Due by Period
                                                       ------------------------------------------------
                                                       Less than
                                           Total        1 year      1-3 Years    3-5 Years    5 years +
                                          --------     --------     ---------    ---------    ---------
Contractual Obligations:
  Advances payable - related parties      $623,684     $623,684     $     --     $     --     $     --
  Notes Payable - related parties           80,850       80,850
  Interest Payments (1)                     38,327       38,327           --           --           --
  Commitments to Purchase Inventory         28,718       28,718           --           --           --
                                          --------     --------     --------     --------     --------

Totals:                                   $771,579     $771,579     $     --     $     --     $     --
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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have no legal matters pending against us. On August 15, 2011 we filed a collection action against Nature's Lighting for their failure to pay for product purchased from us. On January 30, 2012 we were successful in obtaining a default judgment and now are proceeding to collect the balance owed to us. The final settlement amount owed to us is $23,000, of which $20,000 has been received by the company through September 30, 2013.

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

During the three month period ended September 30, 2013, a total of 126,662 shares of common stock were issued. Of these shares $10,000 were purchased by a shareholder at the rate of $.35 per share and 116,662 shares were issued to Board Members for their services.

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

                                        CIRALIGHT GLOBAL, INC.


Date: November 13, 2013                 /s/ Jeffrey S.  Brain
                                        ----------------------------------------
                                        Jeffrey S. Brain
                                        President, Chief Executive Officer